Form 10-Q
period 2005-06-30
Chelsea Therapeutics International, Ltd.
filed 2005-08-15
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-51462

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

(Exact name of Registrant as specified in its charter)

Delaware	20-3174202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13950 Ballantyne Corporate Place, Suite 325, Charlotte, North Carolina 28277

(Address of principal executive offices, including zip code)

(704) 341-1516

(Registrant’s telephone number, including area code)

Ivory Capital Corporation

(Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of August 15, 2005, there were 12,368,514 shares of Registrant’s Common Stock outstanding.

Chelsea Therapeutics International, Ltd, Ivory Capital Corporation and Chelsea Therapeutics, Inc.

Except where the context provides otherwise, references to “the Company”, “we,” “us,” “our” and similar terms mean Chelsea Therapeutics International, Ltd., Ivory Capital Corporation and Chelsea Therapeutics, Inc. When we refer to business and financial information relating to periods prior to the Merger dated February 11, 2005, we are referring to the business and financial information of Chelsea Therapeutics, Inc. unless the context requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$7,016,420	$10,977,140
Prepaid expenses and other current assets	465,674	99,025

Total current assets	7,482,094	11,076,165
Property and equipment, net	56,549	51,164
Other assets	13,461	13,461

	$7,552,104	$11,140,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$467,465	$120,149
Accrued compensation and related expenses	120,583	218,540
Accrued expenses	729,762	260,887

Total liabilities	1,317,810	599,576

Commitments
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,368,514 and 11,911,357 shares issued and outstanding, respectively	1,237	1,191
Additional paid-in capital	13,848,740	13,588,578
Deferred stock-based compensation	(338,915)	(31,996)
Deficit accumulated during the development stage	(7,276,768)	(3,016,559)

Total stockholders’ equity	6,234,294	10,541,214

	$7,552,104	$11,140,790

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period from 4/3/2002 (Inception) to June 30, 2005
	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Operating expenses:
Research and development	$1,117,777	$148,443	$2,708,955	$304,539	$4,517,605
Sales and marketing	162,423	15,000	272,013	15,000	440,492
General and administrative	398,000	280,969	1,393,056	280,969	2,404,756

Total operating expenses	1,678,200	444,412	4,374,024	600,508	7,362,853

Operating loss	(1,678,200)	(444,412)	(4,374,024)	(600,508)	(7,362,853)
Interest income (expense), net	56,508	(4,601)	113,815	(4,601)	86,085

Net loss	$(1,621,692)	$(449,013)	$(4,260,209)	$(605,109)	$(7,276,768)

Net loss per basic and diluted share of common stock	$(0.13)	$(0.07)	$(0.35)	$(0.10)

Weighted average number of basic and diluted common shares outstanding	12,368,514	6,367,874	12,260,583	5,916,203

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stock-holders’ equity

	Shares	Amount
Balance at December 31, 2004	11,911,357	$1,191	$13,588,578	$(31,996)	$(3,016,559)	$10,541,214
Recapitalization of the Company (see Note 1)	457,157	46	(400,046)	—	—	(400,000)
Deferred stock-based compensation from issuance of options	—	—	355,377	(355,377)	—	—
Amortization of deferred stock- based compensation	—	—	—	48,458	—	48,458
Variable accounting for stock options granted to consultants	—	—	304,831	—	—	304,831
Net loss	—	—	—	—	(4,260,209)	(4,260,209)

Balance at June 30, 2005	12,368,514	$1,237	$13,848,740	$(338,915)	$(7,276,768)	$6,234,294

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,		Period from 4/3/2002 (Inception) to 6/30/2005
	2005	2004
Operating activities:
Net loss	$(4,260,209)	$(605,109)	$(7,276,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	48,458	—	49,987
Non-cash charge under variable accounting for stock-based compensation	304,831	—	304,831
Depreciation and amortization	12,178	1,446	23,549
Stock issued for license agreement	—	402	402
Non-cash interest expense	—	4,601	34,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(366,649)	(37,500)	(465,674)
Accounts payable and accrued expenses	816,191	101,473	1,197,228
Accrued compensation and related expenses	(97,957)	47,494	120,583

Net cash used in operating activities	(3,543,157)	(487,193)	(6,011,842)

Investing activities:
Acquisitions of property and equipment	(17,563)	(60,962)	(80,099)
Security deposits	—	(13,461)	(13,461)

Net cash used in investing activities	(17,563)	(74,423)	(93,560)

Financing activities:
Proceeds from borrowings from affiliate	—	725,000	1,745,000
Proceeds from sale of common stock	—	—	408
Proceeds from sale of preferred stock, net of issuance costs and subsequently converted to common stock in conjunction with recapitalization (see Note 1)	—	—	11,771,789
Recapitalization of the Company (see Note 1)	(400,000)	—	(400,000)
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by (used in) financing activities	(400,000)	725,000	13,121,822

Net increase (decrease) in cash and cash equivalents	(3,960,720)	163,384	7,016,420
Cash and cash equivalents, beginning of period	10,977,140	—	—

Cash and cash equivalents, end of period	$7,016,420	$163,384	$7,016,420

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosure of non-cash investing and financing activities:

In connection with the grant of stock options during the six months ended June 30, 2005, the Company recorded deferred stock-based compensation of $355,377, which represents the estimated fair value of the options granted during that period.

During 2004, the Company converted a loan with an affiliate for aggregate principal of $1,745,000 and accrued interest of $34,020 into shares of the Company’s $0.0001 par value common stock, issuing 677,919 shares, at approximately $2.62 per share in lieu of repayment of this obligation.

During 2002, the Company issued 5,428,217 shares of its $0.0001 par value common stock for a subscription receivable of $4,625.

During the six months ended June 30, 2005, and in conjunction with the merger and recapitalization of the Company dated February 11, 2005, the Company issued 11,911,357 shares of its $0.0001 par value common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc.

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

On July 27, 2005, the stockholders approved an Agreement and Plan of Merger dated June 17, 2005 (the “Delaware reincorporation”) pursuant to which the Company merged with and into its newly created, wholly-owned subsidiary, Chelsea Therapeutics International, Ltd., a Delaware corporation (“Chelsea Delaware”), with Chelsea Delaware remaining as the surviving corporation.

The Delaware reincorporation also has the effect of the Company changing its corporate name to Chelsea Therapeutics International, Ltd. In addition, the Delaware reincorporation provided that each nine (9) shares of the no par value common stock of the Company outstanding at the date of the Delaware reincorporation was exchanged for one (1) share of the $0.0001 par value common stock of Chelsea Delaware (the “Share Exchange”). Fractional shares of Chelsea Delaware common stock were not issued in the Share Exchange and holders of the Company’s common stock who would have otherwise been entitled to receive a fractional share of Chelsea Delaware common stock received a cash payment equal to the fair market value of such fractional share as of the effective date of the Delaware reincorporation.

In accordance with the Share Exchange, Chelsea Delaware issued an aggregate of 12,368,514 shares of its common stock to the stockholders of the Company in exchange for the 111,317,378 shares of the Company’s common stock issued and outstanding as of the date of the Share Exchange. Accordingly, the Company has retroactively restated all share and per share data contained herein as if such exchange had occurred at the beginning of the earliest period presented.

The Chelsea Delaware Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, with $0.0001 par value per share and 5,000,000 shares of preferred stock with $0.0001 par value per share. The Certificate of Incorporation for Ivory Capital Corporation previously authorized the issuance of up to 810,000,000 shares of capital stock, 800,000,000 of which were designated as common stock, no par value per share, and 10,000,000 of which were designated as preferred stock, no par value per share.

On February 11, 2005, pursuant to an Agreement and Plan of Merger dated as of January 17, 2005 (the “Merger Agreement”), Chelsea Therapeutics, Inc. (“Chelsea”) merged with and into Chelsea Acquisition Corp. (the “Merger”), a wholly-owned subsidiary of Ivory Capital Corporation (“Ivory”), which at that time was a reporting public corporation with no operations. In accordance with the Merger Agreement, each share of the outstanding preferred and common stock of Chelsea automatically converted into approximately 10.563 shares of the no par value common stock of Ivory. Accordingly, and after giving effect for the Delaware reincorporation and in connection with the Merger, Ivory issued an aggregate of 11,911,357 shares of its common stock to the former stockholders of Chelsea. At the date of the Merger, there were 457,157 shares of Ivory’s common stock issued and outstanding. After giving effect to the issuance of shares in the Merger and the Delaware reincorporation, Ivory had outstanding 12,368,514 shares of common stock. In addition, immediately prior to the Merger, there were outstanding options and warrants to purchase 1,592,876 shares of the common stock of the Company. In conjunction with and immediately prior to the Merger, Chelsea issued additional warrants for the purchase of 105,516 shares of its common stock as consideration for events that facilitated the Merger.

Immediately after the date of the Merger, the parties who immediately prior thereto held common stock of Ivory continued to own an aggregate of 457,157 shares of the $0.0001 par value common stock of Ivory, equaling 3.25% of the outstanding common stock of Ivory on a fully diluted basis assuming exercise of all stock options, warrants and any other instruments that are convertible into equity.

Immediately after the Merger, Chelsea purchased all of the revolving notes outstanding with a face value of $33,292 under a credit agreement between Ivory and its principal stockholders, together with all related rights (including the option to convert the amounts due under the revolving notes into up to 444,444 shares of Ivory’s common stock), for $400,000 in cash. In connection with such purchase, the holders of such revolving notes released any and all claims against Ivory and Chelsea, including conversion rights as outlined in the note agreements.

The terms of the Merger provided that the sole officer and director of Ivory would be replaced by the officers and directors of Chelsea and having had no significant business activity for a number of years, upon the effective time of the Merger, Ivory adopted the business plan of Chelsea. The transaction was therefore accounted for as a reverse acquisition with Chelsea as the acquiring party and Ivory as the acquired party, in substance, a reorganization of Chelsea. Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Accordingly, the results of operations for the periods prior to the Merger are that of Chelsea. Moreover, when we refer to the business and financial information relating to periods prior to the Merger, we are referring to the business and financial information of Chelsea and when we use terms such as “we” or “our” with respect to business and financial information, we are referring to the business and financial information of Chelsea unless the context indicates otherwise.

Ivory was formed in Colorado in May 1988 to seek and acquire a business opportunity, and has had no material operations in the past twelve years. Chelsea was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc. On July 8, 2004, Aspen amended its Certificate of Incorporation with the State of Delaware to change its name to Chelsea Therapeutics, Inc. Chelsea Therapeutics International, Ltd. was incorporated in the State of Delaware on June 17, 2005. Chelsea is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed compounds target a variety of prevalent medical conditions; particularly rheumatoid arthritis, psoriasis, cancer and other immunological disorders.

Except where the context provides otherwise, references to “the Company”, “we”, “us”, “our” and similar terms mean Ivory, Chelsea Delaware and Chelsea.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis of Operations” should be read in conjunction with the Company’s financial statements and related notes included in the Company’s Form 8-K/A filed on March 30, 2005.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 8-K/A filed on March 30, 2005.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, establishing office facilities, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage.

The Company has sustained operating losses since its inception and expects such losses to continue over the next several years. Management plans to continue financing the operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company might be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or cease operations.

For presentation purposes, the Company has restated all information contained in this reports related to shares authorized, issued and outstanding and related disclosures of weighted average shares and earnings per share to reflect the results of the Delaware reincorporation in July 2005 as if the Delaware reincorporation had occurred at the beginning of each of the periods presented.

Basis of Consolidation

When we refer to business and financial information for periods between January 1, 2005 and July 28, 2005, we are referring to the business and financial information of Ivory Capital Corporation. After giving effect to the merger with Ivory Capital Corporation in February 2005, the information contained herein includes the statements of operations of the accounting acquiree for the period since the Merger. All share numbers included herein have been converted in accordance with the terms of our Delaware reincorporation on July 28, 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

NOTE 2	STOCK-BASED COMPENSATION

The Company has elected to follow Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and related Interpretations in accounting for its employee stock options and warrants. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. In determining the fair value of the equity instrument, the Company considered, among other factors, (i) the advancement of the Company’s technology, (ii) the Company’s financial position and (iii) the fair value of the Company’s common stock or preferred stock as determined in arm’s-length transactions.

The Company has a stock incentive plan (the “Plan”) under which incentive stock options may be granted. In January 2005, the Board of Directors approved an amendment to the Plan, increasing the number of shares available for grant under the plan to 1,496,433 shares of its $0.0001 par value common stock. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiaries.

During the six months ended June 30, 2005, the Company granted stock options for the purchase of 756,457 shares of its $0.0001 par value common stock, with exercise prices ranging from approximately $2.62 to $4.95 per share. Each option granted to employees in 2005 vests as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Each option granted to non-employee directors in 2005 vests as to 100% of the shares on the first anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

In connection with the grant of stock options during the six months ended June 30, 2005, the Company recorded deferred stock-based compensation within stockholders’ equity of $355,377, which represents the estimated fair value of the options granted during that period. Such amount is being amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded compensation expense of $24,469 and $48,458 for the three months and six months ended June 30, 2005, respectively, in conjunction with these grants and grants made during 2004. No expense related to deferred stock-based compensation was recorded for the three months and six months ended June 30, 2004.

In December 2004, Chelsea granted a stock option to a third-party contractor to purchase 58,683 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The option vests monthly over a 36-month period and as there are performance conditions associated with the vesting provisions of this option, the Company utilizes variable accounting to record the fair value of the compensation received by the contractor and records compensation expense at each vesting date for the number of shares vested on that date. The Company also measures the estimated fair value of the remaining unvested options as of the balance sheet date using the same criteria and records the carrying value of such unvested options in additional paid-in capital with the offsetting charge reflected in compensation expense. At June 30, 2005, based on the fair value of these options, the Company recorded additional paid-in capital of $304,831. The net adjustments recorded to compensation expense for the three and six months ended June 30, 2005 were ($176,169) and $304,831, respectively.

In February 2005, in conjunction with and as compensation for facilitating the Merger (see Note 1), the Company issued warrants for the purchase of 105,516 shares of its no par value common stock at an exercise price of $2.62 per share.

NOTE 3	EARNINGS (LOSS) PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2005 and 2004 upon exercise or conversion that were not included in the computation of net loss per share totaled 1,698,411 and 93,894 shares, respectively.

NOTE 4	SUBSEQUENT EVENT

On July 28, 2005, Ivory Capital Corporation merged with and into its newly created wholly owned subsidiary named Chelsea Therapeutics International, Ltd., a Delaware corporation. The purpose of the merger was to reincorporate in Delaware and change our name to a name that more closely reflects our business. As a result, Chelsea Therapeutics International, Ltd. is now the reporting company and is the 100% owner of Chelsea Therapeutics, Inc.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement.

Overview

Since inception, our operating company, Chelsea Therapeutics, Inc., has focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any revenue until we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market such products until approximately 2008 or 2009. Currently, development expenses are being funded with proceeds from a private equity financing completed in December 2004. To the extent we are successful in acquiring additional product candidates for our development pipeline and as we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

On July 28, 2005, Ivory Capital Corporation merged with and into its newly created wholly owned subsidiary named Chelsea Therapeutics International, Ltd., a Delaware corporation. The purpose of the merger was to reincorporate in Delaware and change our name to a name that more closely reflects our business. As a result, Chelsea Therapeutics International, Ltd. is now the reporting company and is the 100% owner of Chelsea Therapeutics, Inc. For each nine (9) shares of Ivory Capital Corporation outstanding as of that date, one share of Chelsea Therapeutics International, Ltd. was issued to the stockholders of record, and outstanding options and warrants to purchase the common stock of Ivory Capital Corporation were converted into options and warrants for the common stock of Chelsea Therapeutics International, Ltd. at the same ratio.

On February 11, 2005, we completed a merger with Ivory Capital Corporation, a publicly traded Colorado corporation, in which a wholly owned subsidiary of Ivory was merged with and into Chelsea, and Chelsea became a wholly owned subsidiary of Ivory. As a result of the merger, Ivory, which previously had no material operations, acquired the business of Chelsea. Each outstanding share of common stock and Series A Preferred Stock of Chelsea was converted into approximately 10.563 shares of common stock of Ivory and outstanding options and warrants to purchase either common stock or Series A Preferred Stock of Chelsea were assumed by Ivory and converted into options and warrants to purchase shares of common stock at the same ratio. The merger resulted in a change of control of Ivory, with the former stockholders of Chelsea owning approximately 96.75% assuming the conversion of all outstanding options and warrants.

In addition, the terms of the merger provided that the sole officer and director of Ivory would be replaced by the officers and directors of Chelsea. Further, having had no significant business activity for a number of years, upon the effective time of the Merger, Ivory adopted the business plan of Chelsea. The transaction was therefore accounted for as a reverse acquisition with Chelsea as the acquiring party and Ivory as the acquired party, in substance, a reorganization of Chelsea.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in Note 1 to the financial statements. The following accounting policies are critical in fully understanding and evaluating our reported financial results.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates their estimates and judgments. Management bases its estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

Research and Development Expense. Research and development expenditures are expensed as incurred.

Accounting for Stock-Based Compensation. We account for our employee stock options and warrants using the fair value method of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and related Interpretations. SFAS 123 defines the fair value based method of accounting for employee stock options or similar equity instruments. In determining the fair value of the equity instrument, we considered, among other factors, (i) the advancement of our technology, (ii) our financial position and (iii) the fair value of our common stock or preferred stock as determined in arm’s-length transactions. Our results include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant.

Recently Issued Accounting Standards

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment”. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first annual period beginning after June 15, 2005. The Company currently accounts for our stock-based compensation programs in accordance with SFAS No. 123.

Results of Operations

Although incorporated in April 2002, we did not commence operations until early 2004. Consequently, there are limited expenses for the three and six months ended June 30, 2004 on which to base a comparative analysis.

Three Months Ended June 30, 2005 and 2004

Research and development expenses. For the three months ended June 30, 2005, research and development expense totaled approximately $1.1 million, an increase of approximately $1.0 million from the corresponding period ended June 30, 2004. These expenses consisted primarily of compensation and related expenses, travel and related expenses and contract manufacturing and pre-clinical research costs paid to outside contract manufacturing and contract research organizations relating to our product candidates, primarily CH-1504. For the three months ended June 30, 2004, we incurred approximately $148,000 of expenses, consisting primarily of the initial payments for contract manufacturing costs paid to outside contract manufacturing organizations, compensation and related expenses and travel and related expenses.

Sales and marketing expenses. Although we had no formalized selling activities for the three months ended June 30, 2005, we did incur expenses totaling approximately $0.2 million. These expenses related primarily to business development activity, including compensation and related costs, relocation costs, promotional activities and certain legal expenses. For the three months ended June 30, 2004, we incurred sales and marketing expenses of $15,000 for development of our website.

General and administrative expenses. For the three months ended June 30, 2005, general and administrative expense totaled approximately $0.4 million. These costs, targeted at the establishment of effective administrative infrastructure, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. For the three months ended June 30, 2004, we recorded similar expenses totaling approximately $0.3 million.

Interest income. For the three months ended June 30, 2005, we earned and recorded net interest income of approximately $57,000. Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit. For the three months ended June 30, 2004, we recorded interest expense of approximately $5,000 consisting of interest charged on a loan from an affiliate.

Six Months Ended June 30, 2005 and 2004

Research and development expenses. For the six months ended June 30, 2005, research and development expense totaled approximately $2.7 million, consisting primarily of compensation and related expenses, an additional product license payment for licenses obtained in March 2004 and contract manufacturing and pre-clinical research costs paid to outside contract manufacturing and contract research organizations relating to our product candidates, primarily CH-1504. For the six months ended June 30, 2004, we incurred approximately $0.3 million of expenses, consisting primarily of the initial payments made upon execution of our March 2004 license agreement with Dr. Gopal Nair, compensation and related expenses and initial payments made to outside contract manufacturing organizations.

Sales and marketing expenses. Although we had no formalized selling activities for the six months ended June 30, 2005, we did incur expenses totaling approximately $0.3 million. These expenses related primarily to business development activity, including compensation and related costs, relocation costs, promotional activities and certain legal expenses. We incurred sales and marketing expenses for the six months ended June 30, 2004 of $15,000 related to the development of our corporate website.

General and administrative expenses. For the six months ended June 30, 2005, general and administrative expense totaled approximately $1.4 million. These costs, targeted at the establishment of effective administrative infrastructure, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. For the six months ended June 30, 2004, we recorded general and administrative expenses, similar in nature, totaling approximately $0.3 million.

Interest income. For the six months ended June 30, 2005, we earned and recorded net interest income of approximately $0.1 million. Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit. For the six months ended June 30, 2004, we recorded interest expense of approximately $5,000 consisting of interest charged on a loan from an affiliate.

Liquidity and Capital Resources

From inception to June 30, 2005, we have incurred an aggregate net loss of approximately $7.3 million, as a result of expenses similar in nature to those described above. As of June 30, 2005, we had working capital of approximately $6.2 million and cash and cash equivalents of approximately $7.0 million.

We have financed our operations since inception primarily through equity and debt financing. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2005 virtually all of our financing has been through private placement of stock and debt financing. We will continue to fund operations from cash on hand and through similar sources of capital, which may include public or private financing activities. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our resources at June 30, 2005, we believe that we will need additional equity or debt financing in the third quarter of 2006 to be able to sustain our operations and that we will need additional financing thereafter until we can achieve profitability, if ever.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs until at least June 30, 2006.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	opportunities to sub-license our existing compounds to others;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timings of regulatory approvals.

We have based our estimate on assumptions that might prove to be incorrect. We might need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We might seek to access the public or private equity markets when and if conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we might be unable to carry out our business plan. As a result, we might have to significantly delay certain activities or limit our operations and our business, financial condition and results of operations would be materially harmed.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of our short-term investments and our lack of material debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

In the first quarter of 2005, our independent registered public accounting firm, J.H. Cohn LLP, reported to management and the Audit Committee that one of our option grants under our 2004 Stock Option Plan which had been accounted for using fixed accounting should have been accounted for using variable accounting. J.H. Cohn LLP also advised management and the Audit Committee that it considered this situation to be a material weakness in our internal controls.

As the misapplication was determined prior to filing the report on Form 10-Q for the quarter ended March 31, 2005, no restatement was required. In addition, accounting for the stock option grant using variable accounting did not require a restatement of any previously filed financial statements. For the quarter ended March 31, 2005 and going forward, we recognize either a compensation expense or benefit arising from the application of variable accounting for this option grant.

On a going forward basis, management will continue to evaluate our disclosure controls and procedures over the selection and application of accounting principles, in particular stock option accounting under SFAS 123. Prior to filing the 10-Q for the quarter ended March 31, 2005, we reviewed the terms of all of our stock option grants under our 2004 Stock Option Plan in order to prevent the recurrence of the circumstances that resulted in J.H. Cohn LLP advising us that they found our internal controls to have a material weakness. In the future, we will continue to consult with our advisors, increase our emphasis on continuing education for our accounting personnel and increase our emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to stock options. We believe these enhancements to our system of internal control and our disclosure controls and procedures are adequate to provide reasonable assurance that our internal control objectives will be met.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2005, we issued an option to purchase 11,111 shares of our common stock to an employee at an exercise price of $4.95 per share.

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: August 15, 2005	By:	/S/ J. NICK RIEHLE
J. Nick Riehle
Vice President, Administration and Chief Financial Officer