Form 10-Q
period 2005-09-30
Chelsea Therapeutics International, Ltd.
filed 2005-11-14
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 1, 2005, there were 12,383,177 shares of Registrant’s Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$5,102,911	$10,977,140
Prepaid expenses and other current assets	251,226	99,025

Total current assets	5,354,137	11,076,165

Property and equipment, net	49,874	51,164
Other assets	13,461	13,461

	$5,417,472	$11,140,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$566,492	$120,149
Accrued compensation and related expenses	148,702	218,540
Accrued expenses	361,540	260,887

Total liabilities	1,076,734	599,576

Commitments

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,383,177 and 11,911,357 shares issued and outstanding, respectively	1,238	1,191
Additional paid-in capital	13,644,828	13,588,578
Deferred stock-based compensation	(313,485)	(31,996)
Deficit accumulated during the development stage	(8,991,843)	(3,016,559)

Total stockholders’ equity	4,340,738	10,541,214

	$5,417,472	$11,140,790

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30		Period from April 3, 2002 (Inception) to September 30, 2005
	2005	2004	2005	2004
Operating expenses:
Research and development	$1,367,538	$403,967	$4,076,493	$708,507	$5,885,143
Sales and marketing	119,827	75,590	391,840	90,590	560,319
General and administrative	276,964	294,727	1,670,020	575,696	2,681,720

Total operating expenses	1,764,329	774,284	6,138,353	1,374,793	9,127,182

Operating loss	(1,764,329)	(774,284)	(6,138,353)	(1,374,793)	(9,127,182)
Interest income (expense), net	49,254	(13,153)	163,069	(17,753)	135,339

Net loss	$(1,715,075)	$(787,437)	$(5,975,284)	$(1,392,546)	$(8,991,843)

Net loss per basic and diluted share of common stock	$(0.14)	$(0.12)	$(0.49)	$(0.23)

Weighted average number of basic and diluted common shares outstanding	12,374,252	6,378,363	12,301,545	6,071,366

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Common stock		Additional paid-in capital	Deferred stock- based compensation	Deficit accumulated during the development stage	Total stock- holders’ equity
	Shares	Amount
Balance at December 31, 2004	11,911,357	$1,191	$13,588,578	$(31,996)	$(3,016,559)	$10,541,214
Recapitalization of the Company (see Note 1)	457,157	46	(400,046)	—	—	(400,000)
Exercise of stock options	14,663	1	998	—	—	999
Deferred stock-based compensation from issuance of options	—	—	355,377	(355,377)	—	—
Amortization of deferred stock- based compensation	—	—	—	73,888	—	73,888
Variable accounting for stock options granted to consultants	—	—	99,921	—	—	99,921
Net loss	—	—	—	—	(5,975,284)	(5,975,284)

Balance at September 30, 2005	12,383,177	$1,238	$13,644,828	$(313,485)	$(8,991,843)	$4,340,738

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,		Period from April 3, 2002 (Inception) to September 30, 2005
	2005	2004
Operating activities:
Net loss	$(5,975,284)	$(1,392,546)	$(8,991,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	73,888	—	75,417
Non-cash charge under variable accounting for stock-based compensation	99,921	—	99,921
Depreciation and amortization	18,854	6,204	30,224
Stock issued for license agreement	—	402	402
Non-cash interest expense	—	17,870	34,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(152,201)	(98,689)	(251,226)
Accounts payable and accrued expenses	546,996	145,077	928,033
Accrued compensation and related expenses	(69,838)	130,460	148,702

Net cash used in operating activities	(5,457,664)	(1,191,222)	(7,926,350)

Investing activities:
Acquisitions of property and equipment	(17,564)	(60,970)	(80,099)
Security deposits	—	(13,461)	(13,461)

Net cash used in investing activities	(17,564)	(74,431)	(93,560)

Financing activities:
Proceeds from borrowings from affiliate	—	1,345,000	1,745,000
Proceeds from sale of common stock	999	408	1,407
Proceeds from sale of preferred stock, net of issuance costs and subsequently converted to common stock in conjunction with recapitalization (see Note 1)	—	—	11,771,789
Recapitalization of the Company (see Note 1)	(400,000)	—	(400,000)
Receipt of cash for stock subscription receivable	—	4,625	4,625

Net cash provided by (used in) financing activities	(399,001)	1,350,033	13,122,821

Net increase (decrease) in cash and cash equivalents	(5,874,229)	84,380	5,102,911
Cash and cash equivalents, beginning of period	10,977,140	—	—

Cash and cash equivalents, end of period	$5,102,911	$84,380	$5,102,911

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosure of non-cash investing and financing activities:

In connection with the grant of stock options during the nine months ended September 30, 2005, the Company recorded deferred stock-based compensation of $355,377, which represents the estimated fair value of the options granted during that period.

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

During the nine months ended September 30, 2005, and in conjunction with the Merger and recapitalization of the Company dated February 11, 2005, the Company issued 11,911,357 shares of its $0.0001 par value common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc.

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

On July 27, 2005, the stockholders of our predecessor company, Ivory Capital Corporation (“Ivory”), approved an Agreement and Plan of Merger dated June 17, 2005 (the “Delaware reincorporation”) pursuant to which the Company merged with and into its newly created, wholly-owned subsidiary, Chelsea Therapeutics International, Ltd., a Delaware corporation (“Chelsea Delaware”), with Chelsea Delaware remaining as the surviving corporation.

The Delaware reincorporation also has the effect of the Company changing its corporate name to Chelsea Therapeutics International, Ltd. In addition, the Delaware reincorporation provided that each nine (9) shares of the no par value common stock of the Company outstanding at the date of the reincorporation was exchanged for one (1) share of the $0.0001 par value common stock of Chelsea Delaware (the “Share Exchange”). Fractional shares of Chelsea Delaware common stock were not issued in the Share Exchange and holders of the Company’s common stock who would have otherwise been entitled to receive a fractional share of Chelsea Delaware common stock received a cash payment equal to the fair market value of such fractional share as of the effective date of the reincorporation.

In accordance with the Share Exchange, Chelsea Delaware issued an aggregate of 12,368,514 shares of its common stock to the stockholders of the Company in exchange for the 111,317,378 shares of the Company’s common stock issued and outstanding as of the date of the Share Exchange. Accordingly, the Company has retroactively restated all share and per share data contained herein as if the Share Exchange had occurred at the beginning of the earliest period presented.

The Chelsea Delaware Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, with $0.0001 par value per share and 5,000,000 shares of preferred stock with $0.0001 par value per share. The Certificate of Incorporation for Ivory previously authorized the issuance of up to 810,000,000 shares of capital stock, 800,000,000 of which were designated as common stock, no par value per share, and 10,000,000 of which were designated as preferred stock, no par value per share.

On February 11, 2005, pursuant to an Agreement and Plan of Merger dated as of January 17, 2005 (the “Merger Agreement”), Chelsea Therapeutics, Inc. (“Chelsea”) merged with and into Chelsea Acquisition Corp. (the “Merger”), a wholly-owned subsidiary of Ivory, which at that time was a reporting public corporation with no operations. In accordance with the Merger Agreement, each share of the outstanding preferred and common stock of Chelsea automatically converted into approximately 10.563 shares of the no par value common stock of Ivory. Accordingly, and after giving effect for the Delaware reincorporation and in connection with the Merger, Ivory issued an aggregate of 11,911,357 shares of its common stock to the former stockholders of Chelsea. At the date of the Merger, there were 457,157 shares of Ivory’s capital stock issued and outstanding. After giving effect to the issuance of shares in the Merger and the Delaware reincorporation, Ivory had outstanding 12,368,514 shares of common stock. In addition, immediately prior to the Merger, there were outstanding options and warrants to purchase 1,592,876 shares of the common stock of the Company. In conjunction with and immediately prior to the Merger, Chelsea issued additional warrants for the purchase of 105,516 shares of its common stock as consideration for events that facilitated the Merger.

Immediately after the date of the Merger, the parties who immediately prior thereto held common stock of Ivory continued to own an aggregate of 457,157 shares of the $0.0001 par value common stock of Ivory, equaling 3.25% of the outstanding common stock of Ivory on a fully diluted basis assuming exercise of all stock options, warrants and any other instruments that are convertible into equity.

Immediately after the Merger, Chelsea purchased all of the revolving notes outstanding with a face value of $33,292 under the a credit agreement between Ivory and its principal stockholders, together with all related rights (including the option to convert the amounts due under the revolving notes into up to 444,444 shares of Ivory’s common stock), for $400,000 in cash. In connection with such purchase, the holders of such revolving notes released any and all claims against Ivory and Chelsea, including conversion rights as outlined in the note agreements.

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

Ivory was formed in Colorado in May 1988 to seek and acquire a business opportunity, and had no material operations after 1993. Chelsea was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc. On July 8, 2004, Aspen amended its Certificate of Incorporation with the State of Delaware to change its name to Chelsea Therapeutics, Inc. Chelsea Therapeutics International, Ltd. was incorporated in the State of Delaware on June 17, 2005. Chelsea is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed compounds target a variety of prevalent medical conditions; particularly rheumatoid arthritis, psoriasis, cancer and other immunological disorders.

As a result of the Merger of Ivory and Chelsea in February 2005, and the reincorporation in Delaware in July 2005, Chelsea Therapeutics International, Ltd. is the reporting company and is the 100% owner of Chelsea Therapeutics, Inc. The separate existence of Ivory Capital Corporation ceased in connection with the Delaware reincorporation in July 2005. Except where the context provides otherwise, references to “the Company”, “we”, “us”, “our” and similar terms mean Chelsea Therapeutics International, Ltd., Chelsea Therapeutics, Inc. and Ivory Capital Corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis of Operations” should be read in conjunction with the Company’s financial statements and related notes included in the Company’s Form 8-K/A filed on March 30, 2005 and available under the company name Ivory Capital Corp. on the SEC’s website, www.sec.gov.

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

Basis of Consolidation

When we refer to business and financial information for periods between January 1, 2005 and July 28, 2005, we are referring to the business and financial information of Ivory. After giving effect to the merger with Ivory in February 2005, the information contained herein includes the statements of operations of the accounting acquiree for the period since the Merger. Except as noted, all share numbers included herein have been converted in accordance with the terms of our Delaware reincorporation on July 28, 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2 STOCK-BASED COMPENSATION

The Company has elected to follow Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and related Interpretations in accounting for its employee stock options and warrants. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. In determining the fair value of the equity instrument, the Company considered, among other factors, (i) the advancement of the Company’s technology, (ii) the Company’s financial position and (iii) the fair value of the Company’s common stock or preferred stock as determined in arm’s-length transactions.

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

During the nine months ended September 30, 2005, the Company granted stock options for the purchase of 756,457 shares of its $0.0001 par value common stock, with exercise prices ranging from approximately $2.62 to $4.95 per share. Each option granted to employees in 2005 vest as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Each option granted to non-employee directors in 2005 vest as to 100% of the shares on the first anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

In connection with the grant of stock options during the nine months ended September 30, 2005, the Company recorded deferred stock-based compensation within stockholders’ equity of $355,377, which represents the estimated fair value of the options granted during that period. Such amount is being amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded compensation expense of $25,430 and $73,888 for the three months and nine months ended September 30, 2005, respectively, in conjunction with these grants and grants made during 2004. No expense related to deferred stock-based compensation was recorded for the three months and nine months ended September 30, 2004.

In December 2004, Chelsea granted a stock option to a third-party contractor to purchase 58,683 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The option vests monthly over a 36-month period and as there are performance conditions associated with the vesting provisions of this option, the Company utilizes variable accounting to record the fair value of the compensation received by the contractor and records compensation expense at each vesting date for the number of shares vested on that date. The Company also measures the estimated fair value of the remaining unvested options as of the balance sheet date using the same criteria and records the carrying value of such unvested options in additional paid-in capital with the offsetting charge reflected in compensation expense. At September 30, 2005, based on the fair value of these options, the Company recorded additional paid-in capital of $99,921. The net adjustments recorded to compensation expense for the three and nine months ended September 30, 2005 were ($204,910) and $99,921, respectively. Subsequent to September 30, 2005, the Company terminated its agreement with this third-party contractor and, as such, all vesting terminates effective October 31, 2005. The Company anticipates that it will record the recovery of $47,111 of previously recorded compensation expense related to the remaining unvested options at the date of termination.

In February 2005, in conjunction with and as compensation for facilitating the Merger (see Note 1), the Company issued warrants for the purchase of 105,516 shares of its no par value common stock at an exercise price of approximately $2.62 per share.

NOTE 3 EARNINGS (LOSS) PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at September 30, 2005 and 2004 upon exercise or conversion that were not included in the computation of net loss per share totaled 1,694,861 and 299,284 shares, respectively.

Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

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

On July 28, 2005, Ivory Capital Corporation merged with and into its newly created wholly-owned subsidiary named Chelsea Therapeutics International, Ltd., a Delaware corporation. The purpose of the merger was to reincorporate in Delaware and change our name to a name that more closely reflects our business. As a result, Chelsea Therapeutics International, Ltd. is now the reporting company and is the 100% owner of Chelsea Therapeutics, Inc. For each nine (9) shares of Ivory outstanding as of that date, one share of Chelsea Therapeutics International, Ltd. was issued to the stockholders of record and outstanding options and warrants to purchase the common stock of Ivory were converted into options and warrants for the common stock of Chelsea Therapeutics International, Ltd. at the same ratio.

On February 11, 2005, we completed a merger with Ivory, a publicly traded Colorado corporation, in which a wholly-owned subsidiary of Ivory was merged with and into Chelsea Therapeutics, Inc., and Chelsea Therapeutics, Inc. became a wholly-owned subsidiary of Ivory. As a result of the merger, Ivory, which previously had no material operations, acquired the business of Chelsea Therapeutics, Inc.. Each outstanding share of common stock and Series A Preferred Stock of Chelsea Therapeutics, Inc. was converted into approximately 10.56 shares of common stock of Ivory and outstanding options and warrants to purchase either common stock or Series A Preferred Stock of Chelsea Therapeutics, Inc. were assumed by Ivory and converted into options and warrants to purchase shares of common stock at the same ratio. The merger resulted in a change of control of Ivory, with the former stockholders of Chelsea Therapeutics, Inc. owning approximately 96.75% assuming the conversion of all outstanding options and warrants.

In addition, the terms of the merger provided that the sole officer and director of Ivory would be replaced by the officers and directors of Chelsea Therapeutics, Inc. Further, having had no significant business activity for a number of years, upon the effective time of the merger, Ivory adopted the business plan of Chelsea Therapeutics, Inc. The transaction was therefore accounted for as a reverse acquisition with Chelsea Therapeutics, Inc. as the acquiring party and Ivory as the acquired party, in substance, a reorganization of Chelsea Therapeutics, Inc.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment”. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first annual period beginning after June 15, 2005. The Company currently accounts for our stock-based compensation programs in accordance with SFAS No. 123.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Research and development expenses. For the three months ended September 30, 2005, research and development expense totaled approximately $1.4 million, an increase of approximately $1.0 million from the corresponding period ended September 30, 2004. The majority of this increase, or $0.9 million, is attributable to increased contract manufacturing and pre-clinical and Phase 1 clinical trials research costs paid to outside contract manufacturing and contract research organizations relating to our product candidates, primarily CH-1504. The remainder of the increase is attributable to increases in compensation and related expenses, partially offset by lower relocation expense.

Sales and marketing expenses. Although we had no formalized selling activities for the three months ended September 30, 2005, we did incur expenses totaling approximately $0.1 million. These expenses related primarily to business development activity, including compensation and related costs, promotional activities and certain legal expenses. For the three months ended September 30, 2004, we incurred similar sales and marketing expenses of approximately $75,000.

General and administrative expenses. For the three months ended September 30, 2005, general and administrative expense were flat at $0.3 million when compared to the quarter ended September 30, 2004. These costs, focused on support of administrative activities, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. Similar expenses were recorded for the three months ended September 30, 2004, with somewhat higher expenses associated with operating as a public company in 2005 offset by a $0.2 million credit relating to variable accounting for certain stock options (see Note 2 in the Financial Statements).

Interest income (expense). For the three months ended September 30, 2005, we earned and recorded net interest income of approximately $50,000. Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit. For the three months ended September 30, 2004, we recorded interest expense of approximately $13,000 consisting of interest charged on a loan from an affiliate.

Nine Months Ended September 30, 2005 and 2004

Although incorporated in April 2002, we did not commence operations until early 2004. Consequently, expenses for the nine months ended September 30, 2004 are somewhat limited in nature and do not support a true comparative analysis.

Research and development expenses. For the nine months ended September 30, 2005, research and development expense totaled approximately $4.1 million, consisting primarily of compensation and related expenses, an additional product license payment for licenses obtained in March 2004 and contract manufacturing, pre-clinical and phase 1 research costs paid to outside contract manufacturing and contract research organizations relating to our product candidates, primarily CH-1504. For the nine months ended September 30, 2004, we incurred approximately $0.7 million of expenses, consisting primarily of the initial payments made upon execution of our March 2004 license agreement with Dr. Gopal Nair, compensation and related expenses and payments made to outside contract manufacturing organizations.

Sales and marketing expenses. Although we had no formalized selling activities for the nine months ended September 30, 2005, we did incur expenses totaling approximately $0.4 million. These expenses related primarily to business development activity, including compensation and related costs, relocation costs, promotional activities and certain legal expenses. We incurred sales and marketing expenses of a similar nature for the nine months ended September 30, 2004 of $0.1 million.

General and administrative expenses. For the nine months ended September 30, 2005, general and administrative expense totaled approximately $1.7 million. These costs, focused on supporting administrative activities, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. For the nine months ended September 30, 2004, we recorded general and administrative expenses, similar in nature, totaling approximately $0.6 million.

Interest income (expense). For the nine months ended September 30, 2005, we earned and recorded net interest income of approximately $163,000. Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit. For the nine months ended September 30, 2004, we recorded interest expense of approximately $18,000 consisting of interest charged on a loan from an affiliate.

Liquidity and Capital Resources

From inception to September 30, 2005, we have incurred an aggregate net loss of approximately $9.0 million, as a result of expenses similar in nature to those described above. As of September 30, 2005, we had working capital of approximately $4.3 million and cash and cash equivalents of approximately $5.1 million.

We have financed our operations since inception primarily through equity and debt financing. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2005 virtually all of our financing has been through private placement of stock and debt financing. We will continue to fund operations from cash on hand and through similar sources of capital, which may include public or private financing activities. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our resources at September 30, 2005, we believe that we will need additional equity or debt financing in the second quarter of 2006 to be able to sustain our operations and that we will need additional financing thereafter until we can achieve profitability, if ever.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs until at least March 31, 2006.

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

On a going forward basis, management will continue to evaluate our disclosure controls and procedures over the selection and application of accounting principles, in particular stock option accounting under SFAS 123, in order to prevent the recurrence of the circumstances that resulted in J.H. Cohn LLP advising us that they found our internal controls to have a material weakness. In the future, we will continue to consult with our advisors, increase our emphasis on continuing education for our accounting personnel and increase our emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to stock options. We believe these enhancements to our system of internal control and our disclosure controls and procedures are adequate to provide reasonable assurance that our internal control objectives will be met.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Stockholders was held on July 27, 2005. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The stockholders elected the following directors to serve for the ensuing year and until their successors are elected:

	FOR	WITHHELD
Simon Pedder	65,949,004	-0-
Michael Weiser	65,949,004	-0-
Kevan Clemens	65,949,004	-0-
Neil Herskowitz	65,949,004	-0-
Johnson Y. N. Lau	65,949,004	-0-
Jason Stein	65,943,404	5,600
David Tanen	65,949,004	-0-

(b)	The stockholders approved the reincorporation of Ivory Capital Corporation in the State of Delaware, to be effected pursuant to an Agreement and Plan of Merger, dated June 17, 2005, by and between Ivory and Chelsea Therapeutics International, Ltd., a newly-formed Delaware corporation and wholly owned subsidiary of Ivory.

FOR	AGAINST	ABSTAIN
65,878,054	-0-	70,950

(c)	The stockholders approved the amendment of our 2004 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 9,770,831 to 13,467,902.

FOR	AGAINST	ABSTAIN
65,037,805	840,249	70,950

(d)	The stockholders ratified the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

FOR	AGAINST	ABSTAIN
65,949,004	-0-	-0-

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ivory Capital Corporation

Date: November 11, 2005	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and
Chief Financial Officer