Form 10-K
period 2005-12-31
Chelsea Therapeutics International, Ltd.
filed 2006-03-08
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission file number 000-51462

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one):

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant, based on the average of the bid and asked prices of the Registrant’s common stock on June 30, 2005 ($7.65 per share), excluding shares held by each officer and director and by each person known to the Registrant who owns 5% or more of the Registrant’s outstanding common stock was $57,229,803. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2006, 19,549,843 shares of the Registrant’s common stock, $.0001 par value per share, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders currently scheduled to be held July 16, 2006 are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

(i)

PART I

Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the report and will be further discussed from time to time in the Company’s periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a development stage pharmaceutical company that seeks to acquire and develop innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we concentrate our efforts on acquiring and developing technologies for the treatment of rheumatoid arthritis, psoriasis, cancer and other immunological disorders or technologies that will complement this core focus.

Currently, we have the exclusive rights to a number of antifolate molecules, including our lead product candidate CH-1504. CH-1504 is an orally delivered molecule with potential anti-inflammatory and anti-tumor properties. While current pre-clinical and clinical results for CH-1504 do not provide enough evidence regarding efficacy or safety to support an application to the FDA, and subsequent results from additional tests might not corroborate our current results, we believe that CH-1504 has potential applications in autoimmune disease, particularly in the treatment of rheumatoid arthritis, as demonstrated in a series of pre-clinical studies. We further believe that CH-1504 might have advantages over existing therapies for rheumatoid arthritis, including increased effectiveness, greater tolerability, decreased side effects and increased safety. Additionally, pre-clinical studies have indicated that CH-1504 might be an active cancer agent.

To date, we have not received approval for CH-1504 or any other drug candidate and, therefore, have not generated any product revenue. CH-1504 is currently in early-stage development and we initiated a Phase I clinical trial in the United Kingdom with CH-1504 in June 2005. With dosing in the Phase I clinical trials completed in December 2005, we anticipate Phase II trials to begin in the first half of 2006.

Corporate History

Our operating company was incorporated in Delaware in April 2002 under the name Aspen Therapeutics, Inc., and changed its name to Chelsea Therapeutics, Inc. in July 2004. On February 11, 2005, Chelsea Therapeutics, Inc. completed a merger with Ivory Capital Corporation, a publicly traded Colorado corporation formed in May 1988. At the time of the transaction, Ivory Capital had only nominal assets and no operating activities. In connection with this merger transaction, a wholly owned subsidiary of Ivory Capital Corporation merged with and into Chelsea Therapeutics, Inc., with Chelsea Therapeutics, Inc. remaining as the surviving corporation and a wholly owned subsidiary of Ivory Capital Corporation. In connection with the merger, the former stockholders of Chelsea Therapeutics, Inc. received 96.75% percent of our outstanding equity on a fully diluted basis. Pursuant to the terms of the merger, the sole officer and director of Ivory Capital Corporation prior to the merger was replaced with the officers and directors of Chelsea Therapeutics, Inc.

On June 17, 2005, Ivory Capital Corporation formed a wholly owned subsidiary in Delaware named Chelsea Therapeutics International, Ltd. for the purposes of reincorporating in Delaware. On July 28, 2005, Ivory Capital Corporation merged with Chelsea Therapeutics International, Ltd., with Chelsea Therapeutics International, Ltd. as the surviving corporation. As a result, Chelsea Therapeutics International, Ltd. is the public reporting company and is the 100% owner of Chelsea Therapeutics, Inc., its operating subsidiary.

Except where the context provides otherwise, references to “we,” “us,” “our” and similar terms mean Chelsea Therapeutics International, Ltd., Ivory Capital Corporation and Chelsea Therapeutics, Inc. When we refer to business and financial information relating to periods prior to December 31, 2004, we are referring to the business and financial information of Chelsea Therapeutics, Inc. unless the context requires otherwise. When we refer to business and financial information for periods between January 1, 2005 and July 28, 2005, we are referring to the business and financial information of Ivory Capital Corporation. Except as noted, all share numbers included herein reflect the conversion of every nine shares of Ivory Capital Corporation common stock for one share of Chelsea Therapeutics International, Ltd. common stock that occurred in connection with our Delaware reincorporation on July 28, 2005.

Operation of the Company

Since inception in 2002, Chelsea has focused primarily on acquiring and developing pharmaceutical technologies and biotechnology, raising capital and recruiting personnel. Chelsea is a development stage company and has generated no revenues since inception. Chelsea does not anticipate generating any product revenue until approvals are successfully obtained from the U.S. Food and Drug Administration (FDA) or equivalent foreign regulatory bodies to begin selling pharmaceutical/biotech candidates.

Developing pharmaceutical products is a lengthy and expensive process. Even if unforeseen safety issues are not encountered during the course of developing currently licensed product candidates, regulatory approval to market them is not anticipated to be obtained sooner than 2009. Currently, development expenses are being funded with proceeds from private equity financings completed in December 2004 and February 2006. To the extent Chelsea is successful in acquiring additional product candidates for the development pipeline and as products are moved into more extensive clinical trials, the need to finance research and development costs will continue to increase. Accordingly, success depends not only on the safety and efficacy of the product candidates, but also on the ability to finance the development of such products.

Chelsea has retained a management team with leading core competencies and expertise in numerous fields, including manufacturing, research, clinical, regulatory and business development. Management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts. Chelsea is led by Chief Executive Officer, Dr. Simon Pedder, formerly Vice President, Pharmaceutical Business, Oncology at Hoffmann-La Roche Inc., who has over 15 years of senior pharmaceutical management experience, including drug development and business experience. During this time at Roche, Dr. Pedder was responsible for a number of global development programs, successful registrations and product launches.

Plan of Operation

Our plan of operation is to continue implementing our business strategy, including the clinical development of our lead compound. We also continue to explore the feasibility of other licensed or newly developed compounds and to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 18 months to include:

•	operating expenses, including general and administrative and business development expenses;

•	product development expenses, including the costs incurred with respect to applications for and implementation of our clinical trials for CH-1504 and any other antifolate molecules or additional compounds that we may license.

As part of our planned expansion, we anticipate hiring additional scientific and administrative staff. In addition, we intend to continue using clinical research organizations and third parties to perform our clinical studies and manufacturing.

Research and Development Projects

In June 2005, we commenced Phase I dose escalation clinical trials of CH-1504 in humans in the United Kingdom at Guy’s Hospital in London, under the Clinical Trial Authorization, or CTA, issued by the Medicines and Healthcare Products Regulatory Agency, the United Kingdom’s health authority. These trials were successfully completed in December 2005. We anticipate that the safety and pharmacokinetic data from this U.K. Phase I clinical trial will enable us to initiate regulatory agency submissions in support of a multi-national Phase II clinical trial in rheumatoid arthritis in countries including, but not limited to, the United States, Canada, Australia, Russia, the Czech Republic and Poland. In January 2006, initial work began on the multi-center Phase II proof-of-concept study in rheumatoid arthritis. In addition to that study (Phase II in rheumatoid arthritis) we plan on initiating additional Phase II studies (in other indications) and, in due course, Phase III studies in rheumatoid arthritis. Concurrently we might also plan and initiate additional proof-of-concept trials outside of the United States and the European Union in other indications of interest. Upon completion of the Phase III studies in rheumatoid arthritis, and having a pre-NDA meeting with the FDA and European Union agencies, we hope to use data from these studies to file a NDA. We cannot predict with certainty the timing of our clinical trials, if or when we might submit an NDA or whether such NDA will be accepted. However, we currently estimate a global filing of the NDA no sooner than late 2008, and assuming approval of the NDA, a market launch no sooner than late 2009.

Rheumatoid Arthritis Overview

Rheumatoid arthritis is a chronic inflammatory disease that leads to pain, stiffness, swelling and limitation in the motion and function of multiple joints. If left untreated, rheumatoid arthritis can produce serious destruction of joints that frequently leads to permanent disability. Though the joints are the principal body part affected by rheumatoid arthritis, inflammation can develop in other organs as well. The disease currently affects over two million Americans, almost 1% of the population, and is two to three times more prevalent in women. Onset can occur at any point in life but is most frequent in the fourth and fifth decades of life, with most patients developing the disease between the ages of 35 and 50.

Current Rheumatoid Arthritis Treatments

There are many different drugs that are used to treat rheumatoid arthritis, including hormones, small molecules and biologics, which are manufactured using recombinant technology. The normal course of therapy for rheumatoid arthritis begins with analgesics, such as aspirin, and non-steroidal anti-inflammatory agents, followed by disease modifying anti-rheumatic drugs or DMARDs, including biologics, low dose steroids and, finally, reconstructive joint surgery for patients failing all therapies. DMARDs are the only drugs that have been shown to alter the course of disease.

Over twenty million people suffer from rheumatoid arthritis worldwide and the global market is estimated for 2004 at over $6.3 billion. DMARDs, including biologics, accounted for nearly $5.0 billion of that figure. MTX is currently the most commonly prescribed DMARD for rheumatoid arthritis, but only has sales of approximately $500 million across all indications due to its generic status and related low cost. In contrast to this, biologics are used to treat approximately 15% of rheumatoid arthritis patients, but account for over $3.0 billion of the global rheumatoid arthritis market.

CH-1504 is a unique antifolate that we believe might have clinical advantages over MTX and biologics as it might have superior efficacy, less toxicity and increased tolerability. Potential advantages of CH-1504 over existing therapies include:

•	higher response rate, including efficacy in patients that have failed MTX therapy;

•	faster onset of action;

•	better tolerability;

•	superior toxicity profile;

•	more predictable pharmacokinetics; and

•	lower production costs than biologics.

We believe that in rheumatoid arthritis patients, CH-1504 might have significant clinical advantages over MTX due to its biological stability and independence of inter-patient variability, secondary to metabolism. Since CH-1504 is not subject to similar metabolism, it can be reasonably hypothesized that in those patients who are unresponsive to MTX, CH-1504 might be clinically efficacious since it is not deactivated by these enzymatic processes.

The rationale and scientific data to date indicate that CH-1504 might be more tolerable than other rheumatoid arthritis drugs currently on the market. For example, toxicity is a major factor limiting MTX’s long-term use in treating rheumatoid arthritis. CH-1504, on the other hand, appears to be devoid of the toxicities secondary to the formation of metabolites. CH-1504 is a metabolism blocked antifolate with significant pre-clinical data that indicates enhanced safety and tolerability due to the lack of metabolism. Liver and kidney toxicity are manifested frequently during MTX therapies for cancer, rheumatoid arthritis and psoriasis and it has been reported that the metabolic byproducts of MTX may play a significant role in these toxicities.

We believe that because of its low toxicity profile and increased effectiveness, CH-1504 might replace MTX and penetrate the NSAID and biologic markets, giving it the potential to become a widely prescribed therapy for rheumatoid arthritis. Medical practitioners prescribe NSAIDs because of their low toxicity. However, if CH-1504’s safety profile and anti-rheumatic effect are as we expect, doctors might initiate CH-1504 earlier in the course of treatment than currently prescribed antifolates. The emerging treatment paradigm for medical practitioners is to move patients from NSAIDs to DMARDs early in the disease to improve long-term clinical outcomes as measured by a reduction in joint destruction. The availability of a DMARD that is safer and better tolerated might be expected to encourage this approach. Also, because CH-1504 might not develop treatment resistance (related to metabolism differences) and appears to be well tolerated, it might delay or eliminate the need for expensive biologics in the early stage of the disease. Additionally, because of its low toxicity, medical practitioners might be more likely to administer CH-1504 in combination with biologics as the disease progresses.

CH-1504 Opportunity in the Treatment of Cancer

Pre-clinical studies conducted at the National Cancer Institute have also indicated that CH-1504 might be a better anti-cancer therapy than MTX. It is believed that CH-1504 enters cells by the reduced folate carrier, or RFC, transport system pathway and might be transported up to 4.5 times more efficiently than MTX. CH-1504 has exhibited promising anti-tumor activity in multiple models using a wide variety of cell lines and tumor types. In addition, CH-1504 is active in anti-tumor models known to be resistant to classical polyglutamylated antifolates such as MTX. The high potency of CH-1504 observed in anti-tumor models appears to be consistent with the combined effects of its enhanced affinity for DHFR and more efficient cellular uptake. The ability of CH-1504 to be transported into mammalian cells via the tumor selective reduced folate carrier, or RFC, that is used by MTX for entry to mammalian cells has been confirmed in multiple cancer cell lines. It is well established that a compound called leucovorin enters cells by the RFC and the ability of a folate analog to compete with radioactive leucovorin incorporation in a given cell line is a measure of its relative affinity of interaction to this transport system. The inhibitory concentration of CH-1504 and MTX needed to inhibit the uptake of radiolabeled leucovorin in K562 human leukemia cells were shown to be 9.0 nM and 50.0 nM respectively. CH-1504 therefore enters this tumor cell approximately 4.5 times more efficiently than MTX. Similar influx data were obtained with a human MCF7 breast cancer cell line. Collectively this data shows that CH-1504 is a metabolism-blocked classical antifolate superior to MTX in cytotoxicity and, relative to MTX, is capable of enhanced influx to mammalian cells via the RFC.

Other Potential Indications for CH-1504

While CH-1504 continues in clinical development for rheumatoid arthritis, we expect to continue to evaluate its potential in other indications. In particular, we expect to continue initial pre-clinical testing in oncology, psoriasis and inflammatory bowel disease as financing allows. After initial pre-clinical studies are completed in multiple indications, our scientific advisory board, consultants and management team will evaluate its potential in these indications. We will then continue the clinical testing of CH-1504 in the indications in which it shows the most potential. Potential indications for CH-1504 include several different kinds of cancers, psoriasis, psoriatic arthritis and inflammatory bowel disease. Notwithstanding the foregoing, because of our limited funding, clinical studies will initially be pursued in rheumatoid arthritis, followed next by psoriasis and/or oncology.

Manufacturing and Marketing

We own no manufacturing facilities. Syntagon has manufactured CH-1504 for our initial studies. We plan to continue to use third-party manufacturers to produce material for use in clinical trials and, if any of our products are approved for marketing, for commercial product. This manufacturing strategy enables us to direct our financial resources to product development, without devoting resources to the time and cost associated with building large manufacturing plants.

Likewise, our marketing strategy for CH-1504 would likely include contracting with third parties, rather than incur the expense of establishing on our own an international sales and marketing force adequate to effectively market to the large number of prescribers for RA. Any such arrangement would be negotiated and entered into prior to one or more of our antifolate drug candidates being approved for marketing.

Intellectual Property

We actively seek to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other key markets. Our goal is to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidate, CH-1504, and any future product candidates and proprietary technologies through a combination of contractual arrangements and patents, both in the United State and other countries.

As of February 21, 2006, our patent estate includes one issued U.S patent, U.S. Patent No. 5,912,251, dated June 15, 1999, entitled “Metabolically Inert Anti-Inflammatory and Anti-Tumor Antifolates”, the ‘251 patent, and several related patent applications pending in countries outside of the United States, including Europe and Japan. Our patent estate also includes one regular U.S. patent application and corresponding international PCT patent application, dated September 8, 2005, entitled “Metabolically Inert Antifolates for Treating Disorders of Abnormal Cell Proliferation.”

Our issued U.S. patent covers our current product candidate, CH-1504, as well as certain analogues of CH-1504, including claims to these compounds as compositions of matter, in pharmaceutical formulations and for use in treatment of certain diseases. The pending U.S. patent application and international PCT application expand our proprietary position, claiming additional compounds and their uses as well as new uses of CH-1504. We plan to continue to strengthen our patent estate by filing and pursuing additional patents.

Our rights in the ‘251 patent and related applications derive from an exclusive license agreement with M. Gopal Nair. The territory covered by this license is the entire world except for India. The license agreement allows us to sublicense CH-1504 in our full discretion. Under the agreement, we are obligated to pay to Dr. Nair or his designees: (i) royalties on the sales of the CH-1504 should it be approved for commercial sale; (ii) aggregate milestone payments upon achievement of certain clinical milestones; and (iii) guaranteed payments over the next 5 years, some of which might be payable in equity. As of December 31, 2005, future milestone and guaranteed payments totaled approximately $2,150,000. Our license agreement with N.Gopal Nair reserves rights to the licensor in India. Therefore, we will not commercialize CH-1504 in India.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents are unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our potential products are extensively regulated by governmental authorities in the U.S. and other countries. Satisfaction of FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required can vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Satisfaction of these requirements will impose costly procedures upon our activities, and we cannot be certain that the FDA or any other regulatory agency will grant approval for any of our products under development on a timely basis, if at all.

Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from pre-clinical and clinical activities are not always conclusive and are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Failure to comply with the applicable requirements might subject us to administrative or judicial sanctions in the U.S., such as the FDA’s refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. Even if a product receives regulatory approval, the approval might be significantly limited to specific indications or uses. After regulatory approval is obtained, later discovery of previously unknown problems with a product might result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

U.S. Drug Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. None of our drugs may be marketed in the United States until the drug has received FDA approval. The steps required before a drug might be marketed in the United States include:

•	preclinical laboratory tests, animal pharmacology and toxicology studies, and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials might begin in the United States;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials might begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases might overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board for each institution where the trials will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial.

Phase I usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness.

Phase II usually involves trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can be no assurance that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, clinical trials might be suspended by us or the FDA at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The FDCA permits FDA and the IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as Special Protocol Assessment, or SPA. These agreements might not be changed after the clinical studies begin, except in limited circumstances.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort, and financial resources. The agencies review the application and might deem it to be inadequate to support the registration and we cannot be sure that any approval will be granted on a timely basis, if at all. The FDA might also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis surrogate endpoints. Generally, drugs that might be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, that the review time will be reduced.

Section 505b2 of the FDCA allows the FDA to approve a follow-on drug on the basis of data in the scientific literature or data used by FDA in the approval of other drugs. This procedure potentially makes it easier for generic drug manufacturers to obtain rapid approval of new forms of drugs based on proprietary data of the original drug manufacturer.

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA might issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA might require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before we can market our product candidates for additional indications, we must obtain additional approvals from FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

Post-Approval Requirements

Often times, even after a drug has been approved by the FDA for sale, the FDA might require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA might withdraw its approval of the drug. In addition, holders of an approved NDA are required to:

•	report certain adverse reactions to the FDA;

•	comply with certain requirements concerning advertising and promotional labeling for their products; and

•	continue to have quality control and manufacturing procedures conform to cGMP after approval.

The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities, including an assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections might identify compliance issues at the facilities of our contract manufacturers that might disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval might result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

Orphan Drug Designations

The FDA might grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it might not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA might not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication.

Non-U.S. Regulation

Before our products can be marketed outside of the U.S., they are subject to regulatory approval similar to that required in the U.S., although the requirements governing the conduct of clinical trials, including additional clinical trials that might be required, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.

In Europe, marketing authorizations might be submitted at a centralized, a decentralized or national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

Competition

The efficacy and safety profile of CH-1504 will potentially make it an attractive alternative to existing antifolate and biologic therapies for inflammatory and oncological diseases. We believe CH-1504 can achieve market share not only as a monotherapy at the expense of existing and established products, but also as a therapy prescribed in combination with biologic therapies. Some of the products CH-1504 would compete with include MTX, Johnson & Johnson’s Remicade®, Amgen’s Enbrel®, Abbott Laboratories’ Humira® and Aventis’ Arava®.

Currently Available Antifolates. MTX, a classical antifolate, was originally used as a chemotherapy drug to treat certain kinds of cancer, but was also found to be beneficial in treating inflammatory arthritis and psoriasis. MTX is generic and marketed in both injectable and oral formulations by multiple companies including Barr Laboratories, Boehringer Ingelheim Pharma, Mayne Pharma and Mylan Laboratories.

Currently Available Biologics. Although there have been positive results for biologics, we believe physicians are likely to reserve anti-TNF and other biologic therapies for patients who have failed initial MTX monotherapy. Despite increased aggressiveness of treating physicians and easier reimbursement, front line use or combination therapy with multiple biologics is unlikely to occur due to their high costs and side effect profile. Enbrel®, Humira® and Remicade® are TNF blockers that have been approved by the FDA over the last six years and are the top selling biologics for rheumatoid arthritis. These three TNF blockers are administered to patients by injection and can be used alone or in combination with other DMARDs or NSAIDs such as aspirin or ibuprofen. Enbrel®, which is developed by Amgen, is the top selling biologic for rheumatoid arthritis, has the safest toxicity profile of these biologics and is also indicated for juvenile rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Enbrel® is estimated to have had global sales of $1.9 billion for the treatment of rheumatoid arthritis in 2004. Remicade® is a chimeric anti-TNF monoclonal antibody developed by Johnson & Johnson for the treatment of rheumatoid arthritis and Crohn’s disease with global sales of $2.1 billion in 2004. Abbott Laboratories’ Humira® had 2004 global sales of $852 million. Both Remicade® and Humira® contain black box warnings for tuberculosis. CTLA4Ig, developed by Bristol-Myers Squibb, is being studied as a once-monthly infusion for rheumatoid arthritis. The drug has been recently approved by the FDA and earlier data, as reported by Bristol-Myers Squibb, has shown the drug to be safe as a monotherapy and combination.

DMARDs in Development. Celltech is currently developing CDP-870, a pegylated anti-TNF antibody for the treatment of rheumatoid arthritis and Crohn’s disease. CDP-870 is currently in Phase III studies as a monotherapy and in combination with MTX. Additionally, Rituxan is currently being evaluated by Genentech and Roche for rheumatoid arthritis in Phase III trials in patients refractory to other DMARD therapy. Its approval is expected later this year (2006) for patients who do not respond to existing Biologic therapies.

Scientific Advisory Board

We retain the services of certain qualified individuals on our Scientific Advisory Board. The Scientific Advisory Board meets at lease twice a year and more often if significant developments or new information become available and require expert review. These meetings serve primarily as an opportunity to review the company’s scientific, research and clinical development plans from the perspective of key opinion leaders in the medical community. The meetings also provide a forum in which members provide specific advice concerning the design of clinical research protocols that the company intends to utilize for the development of its drug candidates. Meetings also provide the company with an opportunity to test the validity of any assumptions regarding the attitudes of the medical community relative to the importance of various drug characteristics that might be highlighted during development. Our Scientific Advisory Board consists of the following individuals:

Lee Simon, M.D. is an Associate Professor of Medicine at the Harvard School of Medicine and also on staff at the New England Baptist Hospital and Beth Israel Deaconess Medical Centre. He has been a rheumatologist for 25 years and is a fellow of the American College of Physicians and the American College of Rheumatology. Dr. Simon received his M.D. from the University of Maryland, completed his internship and residency in internal medicine at the Johns Hopkins Hospital, and trained in the arthritis unit of the Massachusetts General Hospital and Harvard Medical School. In addition to his many academic appointments, Dr. Simon has been a consultant to and a senior member of the FDA where he served as Division Director for analgesic, anti-inflammatory and ophthalmologic drug products. Dr. Simon has served on the editorial boards of multiple journals, has authored more than 110 original publications, review articles, and chapters, and has served as an editor of four books.

Vibeke Strand, M.D. is an Adjunct Clinical Professor in the Division of Immunology and Rheumatology at Stanford University School of Medicine. Dr. Strand earned her M.D. at the University of California San Francisco School of Medicine. She completed a residency in Internal Medicine at Michigan State and a Fellowship in Rheumatology/Immunology at the University of California San Francisco School of Medicine. Dr. Strand has been an invited speaker at FDA Arthritis Advisory Committee meetings discussing Guidance Documents for various topics from 1996 through 2003. She has authored over 100 articles and 25 chapters, and has co-edited several books.

Arthur F. Kavanaugh, M.D. is a Professor of Medicine at the University of California, San Diego (UCSD) School of Medicine. In addition, he is the Director of the Center for Innovative Therapy of the UCSD Division of Rheumatology, Allergy, and Immunology. Dr. Kavanaugh earned his BS in biology at the Massachusetts Institute of Technology in Cambridge, Massachusetts and his M.D. at Saint Louis University School of Medicine in Saint Louis, Missouri. He completed a residency in Internal Medicine and then a fellowship in Clinical Immunology/Allergy at the Baylor College of Medicine in Houston Texas. Dr. Kavanaugh also completed a Rheumatology fellowship at the University of Texas Southwestern Medical School in Dallas. Dr. Kavanaugh has authored more than 120 scientific publications and book chapters. He is on the editorial board for several journals, and has served as peer reviewer for more than a dozen scientific journals. Dr Kavanaugh is a fellow of the American Academy of Allergy, Asthma, and Immunology, and the American College of Rheumatology, or ACR. He has been a member of and chaired a number of committees in these organizations.

Joel M. Kremer, M.D. is a Professor of Medicine at the Albany Medical College and is also Director of Research at The Center for Rheumatology in Albany. Dr. Kremer earned his M.D. from Temple University School of Medicine and trained in Internal Medicine and Rheumatology at Albany Medical College. He has worked extensively with methotrexate and combinations of new agents with methotrexate. Dr. Kremer is the recipient of the Engalaticheff Award given by The Arthritis Foundation for “contributions which improve the quality of life of patients with arthritis” in 1997. He is the author of approximately 100 peer-reviewed publications, 16 chapters and six texts. He is president and founder of CORRONA, a research organization which gathers data from rheumatologists and patients throughout the United States.

Stanley B. Cohen, M.D. is a Clinical Professor in the Department of Internal Medicine at Southwestern Medical School and in private practice at Rheumatology Associates in Dallas, Texas. He is also Clinical Attending for the Internal Medicine Residency Program and Associate Director of the Arthritis Division at

St. Paul Medical Center; Director of the Osteoporosis Center at Baylor Irving Hospital; and Medical Director of Radiant Research Dallas. Dr. Cohen received his M.D. from the University of Alabama School of Medicine and completed an internship and residency in internal medicine at Parkland Memorial Hospital in Dallas. He received his fellowship in rheumatology from St. Paul Medical Center/Southwestern Medical School. Dr. Cohen’s current professional appointments also include serving as a Member of the Board of the ACR, the Medical Advisory Board of Directors of the Harold C. Simmons Arthritis Center at Southwestern Medical School and member of the UTSWMC CME Executive Committee. Dr. Cohen is a co-editor of the monograph The Spondyloarthropathies, Advances in Inflammation Research and author or coauthor of book chapters, articles and abstracts that have been published in many leading journals and presented at national and international medical and scientific symposia. He has been the recipient of numerous awards and honors including the AF Medical Profession Award.

Edward C. Keystone, M.D. is a Professor of Medicine at the University of Toronto and a Senior Consultant in Rheumatology at Mount Sinai Hospital. Dr. Keystone recently established The Rebecca Macdonald Centre for Arthritis and Autoimmune Disease, which is devoted to research into genomics, therapeutics, and outcomes in autoimmune inflammatory joint disease. Dr. Keystone obtained his M.D. and specialty degrees and fellowships in both Rheumatology and Internal Medicine from the University of Toronto. He then carried out his research training at the Clinical Research Centre in Harrow, London. He was on staff as a consultant rheumatologist at The Wellesley Central Hospital, Toronto from 1976 to 1998. He is the author of more than 145 peer-reviewed papers, reviews and book chapters, and has been the recipient of numerous teaching awards and honors, including the Senior Investigator Award of the Canadian Rheumatology Association.

William Schwieterman, M.D. is a board-certified internist and rheumatologist who currently works as an independent consultant for biotech and pharmaceutical companies. Dr. Schwieterman received his M.D. from the University of Cincinnati and his internship and residency programs were completed at Mt. Sinai Hospital in New York City. Dr. Schwieterman’s research training was obtained at the National Institutes of Health in Bethesda Maryland. He subsequently joined the FDA in the Centre for Biologics as Chief of the Medicine Branch, and then as Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials in CBER, where he worked with sponsors for the development of new agents for pulmonary medicine, neurology, sepsis, hepatitis, rheumatology, infectious disease, solid organ transplantation and wound-healing, among other areas. Dr. Schwieterman is widely published in peer-reviewed journals, in addition to having helped author the FDA’s Good Review Practices for investigational products.

Employees

We have attracted and retained a management team with core competencies and expertise in numerous fields, including manufacturing, research, clinical, regulatory and business development. Our management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts. We are led by our Chief Executive Officer, Dr. Simon Pedder, formerly Vice President, Pharmaceutical Business, Oncology at Hoffmann-La Roche Inc., who has over 15 years of senior pharmaceutical management experience, including drug development and business experience. During this time at Roche, Dr. Pedder was responsible for a number of global development programs, successful registrations and product launches.

We have a total of eight employees. We believe the relationships with our employees are satisfactory. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

Where you can find additional information

Our website address is www.chelsearx.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

We are a development-stage company and might not be able to commercialize any product candidates.

We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology, and undertaking pre-clinical trials and clinical trials of our product candidate CH-1504. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We currently have no product revenue and will need to raise additional capital to operate our business.

To date, we have generated no product revenue. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenue. Currently, our primary product candidate is CH-1504, and it is not approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, licensing fees and grants. We expect to seek additional sources of financing, which might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned pre-clinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we might never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and might never become profitable. From inception through December 31, 2005 we had losses of $10.9 million, and we anticipate losses in the range of $15 to 25 million during the 12 to 18 months commencing January 2006. Actual losses will depend on a number of considerations, including:

•	the pace and success of pre-clinical development and clinical trials for CH-1504 and any other product candidates;

•	seeking regulatory approval for CH-1504 and any other product candidates;

•	implementing additional internal systems and infrastructure;

•	possible out-licensing of our product candidates;

•	in-licensing and development of additional product candidates; and

•	hiring additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and development expenditures. As a result, we will need to generate significant revenue in order to achieve and maintain profitability. We might not be able to generate revenue or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

We might not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize our primary product candidate CH-1504, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidate in the U.S. and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidate in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

•	delay commercialization of, and our ability to derive product revenue from, a product candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we might otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for our primary product candidate CH-1504. Failure to obtain FDA approval of this product candidate will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenue, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize product candidates for sale outside the United States.

Our principal product candidate has only recently begun formal clinical trials.

Our principal product candidate, CH-1504, is in an early stage of development and requires extensive clinical testing. In June 2005, we commenced Phase I dose escalation clinical trials of CH-1504 in humans in the United Kingdom at Guy’s Hospital in London, under the Clinical Trial Authorization, or CTA, issued by the

Medicines and Healthcare Products Regulatory Agency, the United Kingdom’s health authority. We anticipate that the safety and pharmacokinetic data from this U.K. Phase I clinical trial will enable us to initiate Investigational New Drug, or IND, submissions for CH-1504 for both rheumatoid arthritis and psoriasis with the U. S. Food and Drug Administration, or FDA, later this year to initiate Phase II trials in the United States. After the completion of those trials, we plan on initiating several additional Phase II studies (in other indications) and, in due course, Phase III studies in rheumatoid arthritis. Upon completion of the Phase III studies in rheumatoid arthritis, we hope to use data from these studies to file a New Drug Application, or NDA. We currently estimate a global filing of the NDA no sooner than late 2008. However, we cannot predict with any certainty the timing of our clinical trials, if or when we might submit an NDA for regulatory approval of this product candidate or whether such an NDA will be accepted.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of any product candidate will take at least three years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials might be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unexpected emergence of competitive drugs against which our compounds might need to be tested.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

The results of our clinical trials might not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process might fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and might delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue. Preliminary clinical trials conducted previously involved a small patient population over a relatively short period and because of these factors, the results might not be indicative of future results. Moreover, these initial trials were not performed in accordance with standards normally required by the FDA and other regulatory agencies.

Physicians and patients might not accept and use our drugs.

Even if the FDA approves our primary product candidate CH-1504, physicians and patients might not accept and use it. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drug;

•	cost-effectiveness of our product relative to competing products;

•	availability of reimbursement for our product from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect that sales of our primary product candidate could, if approved, generate substantially all of our product revenue for an extended period, the failure of this drug to find market acceptance would harm our business and could require us to seek additional financing.

Our drug development program depends upon third-party researchers who are outside our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators might not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators might also have relationships with other commercial entities, some of which might compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

We rely exclusively on third parties to formulate and manufacture any product candidates.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently have no contract for the commercial scale manufacture of our primary product candidate CH-1504. We intend to contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If CH-1504 or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We might not be able to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•	Our future contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. We do not anticipate having significant resources in the foreseeable future to allocate to the sales and marketing of our proposed products. As a result, our future success depends, in part, on:

•	our ability to enter into and maintain collaborative relationships for these capabilities;

•	the collaborator’s strategic interest in the products under development; and

•	such collaborator’s ability to successfully market and sell any such products.

To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products or if we decide to add internal resources to complement third party resources, significant development expenditures, management resources and time will be required to establish and develop our own marketing and sales force with technical expertise.

If we cannot compete successfully for market share against other drug companies, we will not achieve sufficient product revenue and our business will suffer.

The market for our primary product candidate CH-1504 is characterized by intense competition and rapid technological advances. If this product candidate receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products might provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or might offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we will not achieve sufficient product revenue and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have rheumatoid arthritis, psoriasis and oncology compounds already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs;

•	launching, marketing and selling drugs; and

•	post-marketing safety surveillance.

Developments by competitors might render our products or technologies obsolete or non-competitive.

Companies that currently sell both generic and proprietary compounds for the treatment of rheumatoid arthritis include but are not limited to Abbott Laboratories, Amgen, Aventis, Barr Laboratories, Boehringer Ingelheim Pharma, Hoffman—La Roche, Johnson & Johnson, Bristol-Myers Squibb and Mylan Laboratories. Alternative technologies are being developed to treat rheumatoid arthritis by numerous companies including Celltech and Genentech, which are in advanced clinical trials. See “Description of Business—Competition”. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

Our success, competitive position and future revenue will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

As of February 21, 2006, our patent estate includes one issued U.S patent, U.S. Patent No. 5,912,251, dated June 15, 1999, entitled “Metabolically Inert Anti-Inflammatory and Anti-Tumor Antifolates”, the ‘251 patent, and several related patent applications pending in countries outside of the United States, including Europe and Japan. Our patent estate also includes one regular U.S. patent application and corresponding international PCT patent application, dated September 8, 2005, entitled “Metabolically Inert Antifolates for Treating Disorders of Abnormal Cell Proliferation.”

Our issued U.S. patent covers our current product candidate, CH-1504, as well as certain analogues of CH-1504, including claims to these compounds as compositions of matter, in pharmaceutical formulations and for use in treatment of certain diseases. The pending U.S. patent application and international PCT application expand our proprietary position, claiming additional compounds and their uses as well as new uses of CH-1504. We plan to continue to strengthen our patent estate by filing and pursuing additional patents.

We do not know whether any of our pending patent applications or those patent applications that we may file or license in the future will result in the issuance of any patents. Moreover, we cannot predict the degree of patent protection that will be afforded by those patent applications that do result in issuance. Although we generally seek the broadest patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. If our patent protection for any particular compound is limited to a particular method of use or indication such that, if a third party were to obtain approval of the compound for use in another indication, we could be subject to competition arising from off-label use.

Moreover, our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, any of which could limit our ability to stop competitors from marketing related products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies in a manner that does not infringe our patents or other intellectual property.

Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our development and commercialization efforts. If a third party were to file a patent infringement suit against us, we could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent infringed, unless we can obtain a license from the patent holder. Any necessary license may not be available on acceptable terms or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we are able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. We also may be required to pay substantial damages to the patent holder in the event of an infringement. If we have supplied infringing products to third parties for marketing or have licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses they may sustain themselves as a result.

If a third party legally challenges our patents or other intellectual property rights that we own or license, we could lose certain of these rights. For example, third parties may challenge the validity of our U.S. or foreign patents through reexaminations, oppositions or other legal proceedings. If successful, a challenge to our patents or other intellectual property rights could deprive us of competitive advantages and permit our competitors to use our technology to develop similar products.

We may initiate patent litigation against third parties to protect or enforce our patent rights. Failure to protect our patents and other proprietary rights may materially harm our business, financial condition and results of operations.

Legal or administrative proceedings may be necessary to defend against claims of infringement or to enforce our intellectual property rights. If we become involved in any such proceeding, irrespective of the outcome, we may incur substantial costs, and the efforts of our technical and management personnel may be diverted, which could materially harm our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that disclosure of some of our confidential information could be compelled and the information compromised. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments that, if perceived as negative by securities analysts or investors, could have a substantial adverse effect on the trading price of our common stock.

For example, we are the exclusive licensee of a reissue application of U.S Patent No. 5,912,251 filed in April 2004 to amend the Patent solely to acknowledge that federal funding had been provided in support of the Patent. An unidentified party filed a protest asking that the United States Patent and Trademark Office, or USPTO, reject the claims of the “reissue patent” on several grounds, among them that the chemical compounds, including CH-1504, claimed in the reissue patent were purportedly “obvious” to a person having ordinary skill in the art as of the priority date of the patent based on prior patent issuances and publications. We submitted a comprehensive response to the protest in October 2004. As expected, the USPTO dismissed the protest and confirmed the previously granted claims in a communication dated April 5, 2005 and re-affirmed the Patent. The USPTO also stated that the reissue that we filed to add a statement regarding federal funding was not necessary and that the Patent remains in full force and effect. The USPTO suggested that we file a ministerial Certificate of Correction to add the reference to federal funding to the Patent.

Existing patents and proprietary rights could harm our competitive position.

Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import products or impair our competitive position. In addition, to the extent that a third party develops new technology that covers our products, we may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms, if at all. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations.

Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, enforceability or scope of our patents in the United States or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors.

Some jurisdictions have laws that permit the government to force a patentee to grant a license to a third party for commercialization of a patented product if the government concludes that the product is not sufficiently developed or not meeting the health needs of the population. Such compulsory licensing laws are very rarely invoked outside of South America and Africa. In addition, a number of countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

Because of the extensive time required for development, testing and regulatory review of a new drug, it is possible that any related patent may expire before any of our product candidates can be commercialized or remain in force for only a short period following commercialization. In either case, this would reduce any advantages of the patent.

If we are unable to satisfy our obligations under current and future license agreements, we could lose license rights which would adversely affect our business.

We are a party to a license agreement with M. Gopal Nair. In particular, we license patent rights for CH-1504, our lead product candidate. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various milestone payments, royalty payments and other obligations on us. If we fail to comply with our obligations in our intellectual property licenses with third parties, and in particular with Dr. Nair, we could lose license rights that are important to our business. If the licensor challenges our license position, our competitive position and business prospects could be harmed.

Our license agreement with Dr. Nair reserves rights to the licensor in India. Therefore, we will not commercialize CH-1504 in India.

If we are unable to enforce trade secret protection and confidentiality agreement with our employees, our competitive position might be harmed.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents are unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements might not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we might have to:

•	obtain licenses, which might not be available on commercially reasonable terms, if at all;

•	abandon an infringing drug candidate;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings, which might be costly whether we win or lose, and which could result in a substantial diversion of valuable management resources.

Our ability to generate product revenue will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if a product candidate is approved by the FDA, insurance coverage might not be available and reimbursement levels might be inadequate to cover our drug. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our product, once approved, market acceptance and our revenue could be reduced.

We might not successfully manage our growth.

We are a small, development stage company. Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. We currently have eight employees and anticipate hiring approximately four additional employees over the next 12 months. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We might be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities might involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures, and those of our partners, for using, storing, handling and disposing of these materials comply with federal, state, local and, where applicable, foreign laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products might require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

As a small, development-stage company, we are highly dependent on our executive officers, including particularly our Chief Executive Officer, Simon Pedder, Ph.D., and our principal scientific, regulatory and medical advisors. Dr. Pedder is the only executive officer whose employment with us is governed by an employment agreement, and the term of employment under that agreement expires in May 2006. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business will be harmed.

As a small, development stage company, we will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We might incur substantial liabilities and might be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we might incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products. Although we carry clinical trial insurance, we might not be able to renew such insurance at a reasonable cost, if at all, or our intended collaborators may be unable to obtain such insurance at a reasonable cost, if at all. Even if our agreements with any future collaborators entitle us to indemnification against losses, that indemnification might not be available or adequate should any claim arise.

Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls

As a non-accelerated filer with a fiscal year end of December 31, we must first begin to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2007. Until we are required to comply with Section 404, we will review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program. In particular, management intends to expend time and financial resources during 2006 in anticipation of Section 404 compliance in 2007.

We continue to evaluate our existing internal controls over financial reporting against the standards adopted by the Committee of Sponsoring Organizations, or COSO. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify, may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively.

During the fiscal quarter ended March 31, 2005, J.H. Cohn LLP, our independent registered public accounting firm, brought to our attention a material weakness in our internal controls that failed to recognize that an outstanding stock option that was issued to a non-employee in December 2004 should be subject to variable plan accounting treatment under applicable accounting standards. This material weakness was discovered prior to publicly reporting our financial statements for such fiscal quarter, and accordingly, for the fiscal quarter ended March 31, 2005, a compensation expense of approximately $500,000 was recognized.

If our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those, investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Our common stock is listed on the OTC Bulletin Board which could limit its trading.

Since its listing on the OTC Bulletin Board, there has been only sporadic trading of our common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market for our common stock, and no assurance can be given that a liquid trading market will develop.

The prices at which are shares of our common stock are traded will likely be volatile.

You should expect the prices at which our common stock is traded to be highly volatile. For example, since the merger between Chelsea Therapeutics, Inc. and Ivory Capital on February 11, 2005, the trading price of our common stock has been as low as $2.70 and as high as $36.00. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delays or failures in initiating, completing or analyzing pre-clinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that might have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance.

A small group of persons hold a significant amount of our stock and could limit your ability to influence the outcome of key transactions, including a change of control.

Individuals affiliated with Paramount BioCapital, Inc. will beneficially own or control a significant portion of our common stock, including for this purpose, warrants. Including shares obtainable upon exercise of warrants, individuals affiliated with Paramount BioCapital own approximately 7.2 million shares of our common stock, which represents approximately 36.7% of our outstanding common stock. Individually and in the aggregate, these persons will have significant influence over our business, the election of directors and all matters requiring stockholder approval. In particular, this concentration of ownership might have the effect of facilitating, delaying, deferring or preventing a potential acquisition and might adversely affect the market price of our common stock.

Three of the members of our board of directors are, or were recently, employees of Paramount BioCapital, Inc., or one of its affiliates. Additionally, Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount BioCapital, Inc. Several trusts for the benefit of Dr. Rosenwald and his family beneficially own approximately 16.3% of the outstanding shares of our common stock. Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts and disclaims beneficial ownership of the shares held by those trusts. In addition, Dr. Rosenwald is the managing member of Horizon Biomedical Ventures LLC, which will beneficially own approximately 0.8% of our outstanding common stock. Dr. Rosenwald disclaims beneficial ownership over the shares held by Horizon Biomedical Ventures LLC.

We have never paid dividends and do not intend to pay cash dividends.

We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance our future operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 3,916 square feet of office space in Charlotte, North Carolina. This lease currently requires us to make monthly payments of approximately $4,621. The lease expires June 30, 2006 and we are currently negotiating a renewal with the lessor. We do not own any real property. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any pending legal proceeding, nor are we aware of any threatened claims against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers and directors as of March 1, 2006.

Name	Age	Position
Simon Pedder	45	President, Chief Executive Officer and Director
J. Nick Riehle	53	Vice President, Administration and Chief Financial Officer
L. Arthur Hewitt	52	Vice President, Drug Development

Simon Pedder, Ph.D.—President, Chief Executive Officer and Director. Dr. Pedder joined us from Hoffmann-La Roche Inc. in April 2004 where he was Vice President of Pharmaceutical Business, Oncology and an executive officer since February 2003. Prior to that he served as the Vice President, Drug Development at Shearwater Corporation from May 2001 until December 2002. Prior to that Dr. Pedder served in a number of positions at Hoffmann-La Roche, including as Director, Pharmaceutical Business, Pharmaceutical Development and Project Management from May 1994 until May 2001. While at Hoffmann-La Roche, Dr. Pedder was in charge of the development of Pegasys and Copegus, which have combined annual worldwide sales of over $1 billion, and oversaw a number of successful NDAs. Dr. Pedder has his Ph.D. in Pharmacology from the College of Medicine at the University of Saskatchewan in Canada.

J. Nick Riehle, MBA—Vice President, Administration and Chief Financial Officer. Mr. Riehle has been our Vice President, Administration and Chief Financial Office since July 2004. Prior to that he served as Chief Financial Officer at HAHT Commerce, Inc., a software company, from August 1996 until June 2003 and as an independent contractor from July 2003 until July 2004. Prior to that, Mr. Riehle served in various roles at Nortel Networks and IBM. Mr. Riehle has his Bachelor of Commerce from McGill University, his MBA from York University and earned a Certified Management Accountant (CMA) designation from Ontario, Canada.

L. Arthur Hewitt, Ph.D.—Vice President, Drug Development. Dr. Hewitt has been our Vice President, Drug Development since May 2004. Prior to that he served as an independent contractor from January 2003 to May 2004, as Director of Scientific Affairs at Shearwater Corporation, a drug delivery company, from October 2002 until January 2003 and as Director of Scientific Affairs for Amgen Canada from July 1991 until November 2000. During his years at Amgen, Dr. Hewitt oversaw the approval of Neupogen, Stemgen and Infergen. Dr. Hewitt obtained his Ph.D. in Pharmacology from the Medical School at the University of Montreal.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “CHTP.OB” since July 29, 2005 and traded under the symbol “IVRC.OB” from August 18, 2004 through July 28, 2005. The following table sets forth the high and low bid and ask prices of our common stock, as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Trading on our common stock has been sporadic, exemplified by the low trading volume and many days upon which no trades occurred. All prices reflect the 1-for-9 share exchange executed in connection with our Delaware reincorporation in July 2005. Prior to the merger with Chelsea Therapeutics, Inc. in February 2005, Ivory Capital Corporation’s fiscal year ended on January 31. As a result of the merger, we now have a fiscal year ending December 31.

	High	Low
Fiscal year ended January 31, 2005
Third Quarter	$1.35	$0.45
Fourth Quarter	$36.00	$0.45

Fiscal year ended December 31, 2005
First Quarter	$36.00	$5.85
Second Quarter	$9.09	$4.59
Third Quarter	$8.10	$2.70
Fourth Quarter	$3.90	$2.75

On March 7, 2006, the closing price of our common stock on the Over-the-Counter Bulletin Board was $6.00 per share. As of February 24, 2006, there were approximately 447 stockholders of record.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be returned to finance our growth.

The market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors, such as fluctuations in our operating results, announcements of technological innovations or new therapeutic products by us or others, clinical trial results, developments concerning agreements with collaborators, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, future sales of substantial amounts of common stock by existing stockholders and general market conditions, can have an adverse effect on the market price of the common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth financial data with respect to us as of and for the three years ended December 31, 2005. The selected financial data below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7:

	Years ended December 31,			Period from April 3, 2002 (Inception) to December 31, 2005
	2005	2004	2003
	(In thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$5,516	$1,809	$—	$7,325
Sales and marketing	524	168	—	692
General and administrative	2,076	1,012	—	3,088

Total operating expenses	8,116	2,989	—	11,105

Operating loss	(8,116)	(2,989)	—	(11,105)
Interest and other income (expense), net	200	(28)	—	172

Net loss	$(7,916)	$(3,017)	$—	$(10,933)

Basic and diluted net loss per share	$(0.64)	$(0.47)	$—

Shares used to compute basic and diluted net loss per share	12,321,052	6,431,476	5,428,217

	As of December 31,
	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,173	$10,977	$—
Working capital	2,328	10,476	—
Total assets	3,427	11,141	—
Deficit accumulated during the development stage	(10,932)	(3,017)	—
Total stockholders’ equity	2,384	10,541	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Since inception we have focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any revenue until we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market such products until at least 2009. Currently, development expenses are being funded with proceeds from private equity financings completed in December 2004 and February 2006. To the extent we are successful in acquiring additional product candidates for our development pipeline and as we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

On February 11, 2005, we completed a merger with Ivory Capital Corporation, a publicly traded Colorado corporation, in which a wholly owned subsidiary of Ivory Capital was merged with and into Chelsea, and Chelsea became a wholly owned subsidiary of Ivory Capital. As a result of the merger, Ivory Capital, which previously had no material operations, acquired the business of Chelsea. Each outstanding share of common stock and Series A Preferred Stock of Chelsea was converted into approximately 10.56 shares of common stock of Ivory Capital and outstanding options and warrants to purchase either common stock or Series A Preferred Stock of Chelsea were assumed by Ivory Capital and converted into options and warrants to purchase shares of common stock at the same ratio. The merger resulted in a change of control of Ivory Capital, with the former stockholders of Chelsea owning approximately 96.75% assuming the conversion of all outstanding options and warrants.

In addition, the terms of the merger provided that the sole officer and director of Ivory Capital would be replaced by the officers and directors of Chelsea. Further, having had no significant business activity for a number of years, upon the effective time of the merger, Ivory Capital adopted the business plan of Chelsea. The transaction was therefore accounted for as a reverse acquisition with Chelsea as the acquiring party and Ivory Capital as the acquired party, in substance, a reorganization of Chelsea. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Chelsea unless the context indicates otherwise.

On June 17, 2005, Ivory Capital Corporation formed a wholly owned subsidiary in Delaware named Chelsea Therapeutics International, Ltd. for the purposes of reincorporating in Delaware. On July 28, 2005, Ivory Capital Corporation merged with Chelsea Therapeutics International, Ltd., with Chelsea Therapeutics International, Ltd. as the surviving corporation. As a result, Chelsea Therapeutics International, Ltd. is the public reporting company and is the 100% owner of Chelsea Therapeutics, Inc., its operating subsidiary.

When we refer to business and financial information for periods between January 1, 2005 and July 28, 2005, we are referring to the business and financial information of Ivory Capital Corporation. Except as noted, all share numbers included herein reflect the conversion of every nine shares of Ivory Capital Corporation common stock for one share of Chelsea Therapeutics International, Ltd. common stock that occurred in connection with our Delaware reincorporation on July 28, 2005.

Revenue and Cost of Revenue

We have not generated any revenue from licensing, milestones or product sales through December 31, 2005, and we do not expect to generate revenue within the next 12 to 24 months. We might never be able to generate revenue. None of our existing product candidates are expected to be commercially available until 2009, if at all.

Research and Development

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and pre-clinical and clinical testing of our licensed pharmaceutical candidates, including salaries and related personnel costs, fees paid to consultants and outside service providers for drug manufacture and development, certain legal expenses and other expenses.

Sales and Marketing

Selling and marketing expenses consist primarily of salaries and related expenses that support our business development activity, promotional expenses and certain legal expenses.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses for such personnel, consulting and professional fees and other corporate expenses, including general legal activities.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in Note 1 to the financial statements accompanying this Annual Report on Form 10-K. The following accounting policies are critical in fully understanding and evaluating our reported financial results.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates their estimates and judgments. Management bases estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

Research and Development

We expense our research and development costs as they are incurred.

Impairment of Long-lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2005, there had been no such impairment.

Accounting for Stock-Based Compensation

We account for our employee stock options and warrants using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-based Payment in accounting for its employee stock options and warrants. SFAS 123R defines a fair value based method of accounting for employee stock options or similar equity instruments. In determining the fair value of the equity instrument, we considered, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield and (iv) the estimated future volatility of the underlying equity. Our results include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant, particularly if our stock price increases.

Results of Operations

Comparison of Years ended December 31, 2005 and 2004

Research and development expenses. For the year ended December 31, 2005, research and development expense totaled approximately $5.5 million, or 68% of operating expenses, an increase of $3.7 million when compared to $1.8 million, or 61% of operating expenses, for the year ended December 31, 2004. Expenses for each period consisted primarily of expenses incurred for compensation and related expenses and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates, primarily CH-1504. During 2005, we carried out significant manufacturing, pre-clinical and Phase I activities, generating expenses of approximately $4.1 million, an increase of $3.0 million when compared to similar expenses for the year ended December 31, 2004. Also contributing to the increase in research and development costs was an increase of $0.7 million in compensation and related expenses for employees hired during 2004 and early 2005.

Sales and marketing expenses. Although we had no formalized selling activities for the year ended December 31, 2005, we did incur expenses totaling approximately $0.5 million. These expenses related primarily to business development activity, including compensation and related costs, relocation costs, promotional activities, contractor expenses and certain legal expenses. We incurred sales and marketing expenses for the year ended December 31, 2004 of $0.2 million for expenses of a similar nature, limited due to a partial year of activity.

General and administrative expenses. For the year ended December 31, 2005, general and administrative expenses increased $1.1 million, or 105%, to $2.1 million when compared to the year ended December 31, 2004. These costs, focused on support of administrative activities, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. A significant factor contributing to the increase was a $0.4 million increase in compensation and related expenses primarily related to a partial year of operations in 2004 versus a full year of operations in 2005. In addition, there was a $0.2 million increase in investor relations expenses, primarily expenses paid to a third-party contractor, $0.2 million in accounting expenses, including auditing fees, tax preparation costs and contractor expenses and a $0.2 million increase in legal fees.

Interest income. For the year ended December 31, 2005, we earned and recorded net interest income of approximately $0.2 million. Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit. For the year ended December 31, 2004, we recorded net interest expense of approximately $28,000 consisting of interest charged on a loan from an affiliate that was repaid at the end of 2004.

Years Ended December 31, 2004 and 2003

Although incorporated in April 2002, we did not commence operations until 2004 and, consequently, we had no revenue or expenses prior to 2004. Consequently, the results of operations for the year ended December 31, 2003 do not support a true comparative analysis.

Research and development expenses. For the year ended December 31, 2004, research and development expense totaled approximately $1.8 million, or 61% of operating expenses, consisting primarily of $0.3 million in compensation and related expenses, $0.2 million for initial product licensing fees, $0.6 million for contract manufacturing and $0.5 million in pre-clinical research costs.

Sales and marketing expenses. Although we had no formalized selling activities in 2004, we did incur sales and marketing expenses totaling approximately $0.2 million. These expenses related primarily to business development personnel compensation and related costs, development of our website and other promotional activities and patent-related costs.

General and administrative expenses. For the year ended December 31, 2004, general and administrative expense totaled approximately $1.0 million. These costs, targeted at the establishment of effective administrative infrastructure, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs and facility expenses.

Interest expenses. For the year ended December 31, 2004, we incurred net interest and other expenses of approximately $28,000. Interest expense consisted of interest accrued on loans made to us by a significant stockholder that were converted into stock in conjunction with the private placement in December 2004, somewhat offset by interest income from cash investments during the year.

Liquidity and Capital Resources

From inception to December 31, 2005, we have incurred an aggregate net loss of approximately $10.9 million as a result of expenses similar in nature to those described above.

We have financed our operations since inception primarily through equity and debt financing. As of December 31, 2005, we had working capital of approximately $2.3 million and cash and cash equivalents of approximately $3.2 million. Cash on hand results from net proceeds from financing activities in December 2004 offset by funds utilized for operating activities during the year ended December 31, 2005. Our financing activities are more fully described in “Financing” below.

From inception through December 31, 2005 we had losses of $10.9 million, and we anticipate losses in the range of $15 to 25 million during the 12 to 18 months commencing January 2006. Actual losses will depend on a number of considerations, including:

•	the pace and success of pre-clinical development and clinical trials for CH-1504 and any other product candidates;

•	seeking regulatory approval for CH-1504 and any other product candidates;

•	possible out-licensing of our product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Through December 31, 2005 virtually all of our financing has been through private placement of stock and debt financing. We will continue to fund operations from cash on hand and through similar sources of capital, which might include public or private financing activities. We can give no assurance that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our resources at December 31, 2005, and subsequent financing activity in February 2006, we do not believe that we will need additional equity or debt financing in order to be able to sustain our operations for the next 12 months.

Financings

On February 13, 2006, we raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of our $0.0001 par value common stock plus warrants for the purchase of 2,149,999 shares of our $0.0001 par value common stock. The warrants permit the holders to purchase the underlying common shares at $4.20 each and are redeemable at our option in the event that the volume weighted average closing bid price of our common stock for any twenty (20) consecutive trading days is at least $9.00 per share. In connection with this offering, we engaged Paramount BioCapital, Inc. as placement agent and paid commissions and other offering-related expenses of approximately $1.6 million in cash and warrants to purchase 716,666 shares of our common stock with an exercise price of $3.30 per share, or 110% of the price of the shares sold in the offering and a fair value of approximately $0.98 per share. Under the terms of the financing we have agreed to file a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants.

In December 2004, Chelsea Therapeutics, Inc. raised gross proceeds of approximately $14.5 million through the sale of 5,532,994 shares of its $0.0001 par value common stock. The amount raised includes the conversion of a $1.7 million stockholder loan along with accrued interest, for which a total of 677,919 shares of common stock were issued. In connection with this offering, Chelsea Therapeutics, Inc. engaged Paramount BioCapital, Inc. as placement agent and paid commissions and other offering-related expenses of approximately $1.0 million in cash and warrants to purchase 483,701 shares of its common stock with a fair value of approximately $0.03 per share.

License Agreement Obligations

In March 2004, we entered into a License Agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides us exclusive, worldwide (excluding India) rights for CH-1504.

As consideration for these rights, we paid $150,000 and issued Dr. Nair and his designees 471,816 shares of common stock at an estimated aggregate value of $402. As additional consideration, we agreed to pay to Dr. Nair and or his designees (1) royalties on the sales should any compounds be approved for commercial sale; (2) milestone payments, payable upon achievement of clinical milestones; and (3) payments to be made on specified anniversary dates, some of which may be payable in equity, at our discretion, through 2009. During 2005, we made an additional payment to Dr. Nair under the agreement of $100,000. At December 31, 2005, remaining future milestone and anniversary payments, which are subject to our rights to terminate the license agreement, totaled approximately $2,150,000.

The license agreement includes certain other covenants, which require us to, among other things, maintain and prosecute patents related to the license; use commercially reasonable best efforts to bring the licensed product to market as soon as reasonably practicable and continue active, diligent marketing efforts; and prepare and provide to the licensors certain reports concerning our development and commercialization efforts. In the event we fail to carry out our responsibilities under the license agreement, the licensors may terminate the license. We may elect to abandon the maintenance and prosecution of any patent applications or issued patents and we retain the right to terminate the license agreement in whole or as to any portion by providing written notice of such intentions to the licensor. The license agreement may also be terminated in the event we fail to make a scheduled milestone or royalty payment, we otherwise materially breach the license agreement, or if we become involved in a bankruptcy, insolvency or similar proceeding, provided that we are entitled to notice of such intention to terminate and an opportunity to cure. Regardless, the license agreement shall expire concurrent with the date of the last to expire claim contained in the patent rights.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs through the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which might be beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	opportunities to sub-license our existing compounds to others;

•	in-licensing and development of additional product candidates;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

We have based our estimate on assumptions that might prove to be incorrect. We might need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We might seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. Other than as indicated above concerning our financing in February 2006, we do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we might not be able to carry out our business plan. As a result, we might have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Contractual Obligations and Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments due by period
Category	Total	< 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations*	$27,726	$27,726	$—	$—	$—
Purchase obligations	651,349	647,779	3,570	—	—

Total	$679,075	$675,505	$3,570	$—	$—

*	Reflects expiration of current facilities lease as of June 30, 2006

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our short-term investments and our lack of material debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of the financial statements filed herewith is found on page 34.

(b) The unaudited quarterly financial data for the two-year period ended December 31, 2005 is as follows:

	Year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$156,096	$444,412	$774,284	$1,614,037
Loss from operations	(156,096)	(444,412)	(774,284)	(1,614,037)
Net loss	(156,096)	(449,013)	(787,437)	(1,624,013)
Basic and diluted loss per share (1)	$(0.03)	$(0.07)	$(0.12)	$(0.25)

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$2,695,824	$1,678,200	$1,764,329	$1,977,818
Loss from operations	(2,695,824)	(1,678,200)	(1,764,329)	(1,977,818)
Net loss	(2,638,517)	(1,621,692)	(1,715,075)	(1,940,438)
Basic and diluted loss per share (1)	$(0.22)	$(0.13)	$(0.14)	$(0.16)

(1)	Basic and diluted loss per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. As such, the sum of the quarters may not necessarily be equal to the full year loss per share amount. Basic and diluted loss per share are identical since potentially dilutive securities are excluded from the calculations, as the effect is anti-dilutive for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the SEC’s deferral of the deadline for foreign and non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we will not be subject to the requirements until our Annual Report on Form 10-K for fiscal year 2007.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on July 19, 2006 (the “Proxy Statement”).

The information required by this Item concerning executive officers of the Registrant is set forth at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Election of Directors—Compensation of Directors” and “Compensation Committee Report” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)	Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger by and among Ivory Capital Corporation, Chelsea Therapeutics, Inc. and Chelsea Acquisition Corp, dated as of January 17, 2005.	8-K	01/17/05	2.1

3.1	Articles of Incorporation for Ivory Capital Corporation.	10-KSB	07/05/01	2.01

3.2	Bylaws of Ivory Capital Corporation	10-KSB	07/05/01	2.02

5.1	Opinion of Wyrick Robbins Yates & Ponton LLP.	S-1	04/07/05	5.1

10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K	02/16/05	10.1

10.2	Employment Agreement dated April 2, 2004 between Chelsea Therapeutics, Inc. and Simon Pedder and Amendment to Employment Agreement dated December 17, 2004.	8-K	02/16/05	10.2

10.3	Form of Subscription Agreement for the purchase of Series A Preferred Stock of Chelsea Therapeutics, Inc.	8-K	02/16/05	10.3

10.4	Chelsea Therapeutics, Inc. 2004 Stock Plan and forms of Notice of Stock Option Grant and Stock Option Agreement.	8-K	02/16/05	10.4

10.5	Form of Subscription Agreement and Warrant for the purchase of common stock, par value $0.0001 per share, of Chelsea Therapeutics International, Ltd.	8-K	02/17/06	10.5

10.6	Placement Agency Agreement dated November 28, 2005 between Chelsea Therapeutics International, Ltd. and Paramount BioCapital, Inc.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of March 2006.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

By:	/S/ SIMON PEDDER
Simon Pedder, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 8th day of March 2006.

Name	Title

/S/ SIMON PEDDER Simon Pedder, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ J. NICK RIEHLE J. Nick Riehle	Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL WEISER Michael Weiser, M.D., Ph.D.	Director

/S/ KEVAN CLEMENS Kevan Clemens, Ph.D.	Director

/S/ NEIL HERSKOWITZ Neil Herskowitz	Director

/S/ JOHNSON Y.N. LAU Johnson Y.N. Lau, M.D.	Director

/S/ JASON STEIN Jason Stein, M.D.	Director

/S/ DAVID TANEN David Tanen	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd.

We have audited the accompanying consolidated balance sheets of Chelsea Therapeutics International, Ltd. (A Development Stage Company) and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and the period from April 3, 2002 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Therapeutics International, Ltd. (A Development Stage Company) and Subsidiary as of December 31, 2005 and 2004, and their results of operations and cash flows for each of the three years in the period ended December 31, 2005 and the period from April 3, 2002 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/    J.H. COHN LLP

Roseland, New Jersey

January 26, 2006

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,173,434	$10,977,140
Prepaid expenses and other current assets	196,929	99,025

Total current assets	3,370,363	11,076,165
Property and equipment, net	43,200	51,164
Other assets	13,461	13,461

	$3,427,024	$11,140,790

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$504,416	$120,149
Accrued compensation and related expenses	245,273	218,540
Accrued contract research and manufacturing	171,415	154,736
Other accrued expenses	121,516	106,151

Total liabilities	1,042,620	599,576
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,383, 177 and 11,911,357 shares issued and outstanding, respectively	1,238	1,191
Additional paid-in capital	13,315,447	13,588,578
Deferred stock-based compensation	—	(31,996)
Deficit accumulated during the development stage	(10,932,281)	(3,016,559)

Total stockholders’ equity	2,384,404	10,541,214

	$3,427,024	$11,140,790

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,			Period from April 3, 2002 (inception) to December 31, 2005
	2005	2004	2003
Operating expenses:
Research and development	$5,515,596	$1,808,650	$—	$7,324,246
Sales and marketing	524,597	168,479	—	693,076
General and administrative	2,075,978	1,011,700	—	3,087,678

Total operating expenses	8,116,171	2,988,829	—	11,105,000

Operating loss	(8,116,171)	(2,988,829)	—	(11,105,000)
Interest income	200,449	6,290		206,739
Interest expense	—	(34,020)	—	(34,020)

Net loss	$(7,915,722)	$(3,016,559)	$—	$(10,932,281)

Net loss per basic and diluted share of common stock	$(0.64)	$(0.47)	$—

Weighted average number of basic and diluted common shares outstanding	12,321,052	6,431,476	5,428,217

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Issuance of common stock to founders in April 2002 at approximately $0.0009 per share	5,428,217	$542	$4,083	$(4,625)	$—	$—	$—

Balance at December 31, 2003 and 2002	5,428,217	542	4,083	(4,625)	—	—	—
Issuance of common stock with license agreement in March 2004 at approximately $0.0009 per share	471,816	47	355	—	—	—	402
Sale and issuance of common stock to chief executive in April 2004 at approximately $0.0009 per share	478,330	48	360	—	—	—	408
Receipt of cash for stock subscription receivable	—	—	—	4,625	—	—	4,625
Issuance of common stock in December 2004 at approximately $2.45 per share, net of issuance costs	5,532,994	554	13,550,255	—	—	—	13,550,809
Deferred stock-based compensation	—	—	33,525	—	(33,525)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,529	—	1,529
Net loss	—	—	—	—	—	(3,016,559)	(3,016,559)

Balance at December 31, 2004	11,911,357	1,191	13,588,578	—	(31,996)	(3,016,559)	10,541,214
Recapitalization of the Company in February 2005 at approximately $0.87 per share (See Note 1)	457,157	46	(400,046)	—	—	—	(400,000)
Stock options exercised in August 2005 at approximately $0.07 per share	14,663	1	998	—	—	—	999
Adoption of SFAS 123(R)	—	—	(31,996)	—	31,996	—	—
Amortization of deferred stock-based compensation	—	—	99,319	—	—	—	99,319
Variable accounting for stock options granted to third party	—	—	58,594	—	—	—	58,594
Net loss	—	—	—	—	—	(7,915,722)	(7,915,722)

Balance at December 31, 2005	12,383,177	$1,238	$13,315,447	$—	$—	$(10,932,281)	$2,384,404

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,			Period from April 3, 2002 (inception) to December 31, 2005
	2005	2004	2003
Operating activities:
Net loss	$(7,915,722)	$(3,016,559)	$—	$(10,932,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	99,319	1,529	—	100,848
Non-cash stock-based variable accounting compensation	58,594	—	—	58,594
Depreciation and amortization	25,528	11,371	—	36,899
Stock issued for license agreement	—	402	—	402
Non-cash interest expense	—	34,020	—	34,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(97,904)	(99,025)	—	(196,929)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	416,311	381,036	—	797,347
Accrued compensation and related expenses	26,733	218,540	—	245,273

Net cash used in operating activities	(7,387,141)	(2,468,686)	—	(9,855,827)

Investing activities:
Acquisitions of property and equipment	(17,564)	(62,535)	—	(80,099)
Security deposits	—	(13,461)	—	(13,461)

Net cash used in investing activities	(17,564)	(75,996)	—	(93,560)

Financing activities:
Proceeds from borrowings from affiliate	—	1,745,000	—	1,745,000
Proceeds from sales of common stock	999	408	—	1,407
Proceeds from sales of equity securities, net of costs	—	11,771,789	—	11,771,789
Recapitalization of the Company	(400,000)	—	—	(400,000)
Receipt of cash for stock subscription receivable	—	4,625	—	4,625

Net cash provided by (used in) financing activities	(399,001)	13,521,822	—	13,122,821

Net increase (decrease) in cash and cash equivalents	(7,803,706)	10,977,140	—	3,173,434
Cash and cash equivalents, beginning of period	10,977,140	—	—	—

Cash and cash equivalents, end of period	$3,173,434	$10,977,140	$—	$3,173,434

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing activities:

In connection with the grant of stock options during the years ended December 31, 2005 and 2004, the Company recorded deferred stock-based compensation of $355,377 and $33,525, respectively, which represents the estimated fair value of the options granted during those periods. No options were granted or deferred stock-based compensation recorded during the year ended December 31, 2003.

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

During the year ended December 31, 2005, and in conjunction with the merger and recapitalization of the Company dated February 11, 2005, the Company issued 11,911,357 shares of its $0.0001 par value common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc.

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Basis of Presentation and Summary of Significant Accounting Policies

The Company

On July 27, 2005, the stockholders approved an Agreement and Plan of Merger dated June 17, 2005 (the “Delaware reincorporation”) pursuant to which the Company merged with and into its newly created, wholly-owned subsidiary, Chelsea Therapeutics International, Ltd., a Delaware corporation (“Chelsea Delaware”), with Chelsea Delaware remaining as the surviving corporation.

The Delaware reincorporation also had the effect of the Company changing its corporate name to Chelsea Therapeutics International, Ltd. In addition, the Delaware reincorporation provided that each nine (9) shares of the no par value common stock of the Company outstanding at the date of the reincorporation was exchanged for one (1) share of the $0.0001 par value common stock of Chelsea Delaware (the “Share Exchange”). Fractional shares of Chelsea Delaware common stock were not issued in the Share Exchange and holders of the Company’s common stock who would have otherwise been entitled to receive a fractional share of Chelsea Delaware common stock received a cash payment equal to the fair market value of such fractional share as of the effective date of the Reincorporation.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(including the option to convert the amounts due under the revolving notes into up to 444,444 shares of Ivory’s common stock), for $400,000 in cash. In connection with such purchase, the holders of such revolving notes released any and all claims against Ivory and Chelsea, including conversion rights as outlined in the note agreements.

The terms of the Merger provided that the sole officer and director of Ivory would be replaced by the officers and directors of Chelsea and having had no significant business activity for a number of years, upon the effective time of the Merger, Ivory adopted the business plan of Chelsea. The transaction was therefore accounted for as a reverse acquisition with Chelsea as the acquiring party and Ivory as the acquired party, in substance, a reorganization of Chelsea. Generally accepted accounting principles in the United States of America require, among other considerations, that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Accordingly, the results of operations for the periods prior to the Merger are those of Chelsea.

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

As a result of the Merger of Ivory and Chelsea in February 2005, and the reincorporation in Delaware in July 2005, Chelsea Therapeutics International, Ltd. Is the reporting company and is the 100% owner of Chelsea Therapeutics, Inc. The separate existence of Ivory Capital Corporate ceased in connection with the Delaware reincorporation in July 2005. Except where the context provides otherwise, references to “the Company”, “we”, “us”, “our” and similar terms mean Ivory, Chelsea Delaware and Chelsea.

Basis of Presentation

Since inception, the Company has focused primarily on acquiring and developing our pharmaceutical technologies, raising capital, establishing office facilities and recruiting personnel. We are a development stage company and have generated no revenue since inception.

The Company has sustained operating losses since its inception and expects such losses to continue over the next several years. Management plans to continue financing the operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or cease operations.

For presentation purposes, the Company has restated all information contained in this reports related to shares authorized, issued and outstanding and related disclosures of weighted average shares and loss per share to reflect the results of the Delaware reincorporation in July 2005 as if the Delaware reincorporation had occurred at the beginning of each of the periods presented.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with maturities of three months or less from the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and holds investments in commercial paper with maturities no greater than ninety (90) days. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held and the high credit ratings of the organizations issuing the various commercial paper investments.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximates fair value given their short-term nature.

Property and Equipment

Property, which consists of furniture and fixtures and equipment, is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful life for all classes of assets is three (3) years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using undiscounted cash flows. Through December 31, 2005, there has been no such impairment.

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, costs associated with clinical trials,

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-clinical activities such as testing, regulatory activities, licensing fees, research-related overhead expenses, and fees paid to external service providers and contract manufacturing and research organizations who conduct certain research and development activities on behalf of the Company. Research and development costs are expensed as incurred.

Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as potentially dilutive securities from stock options and stock warrants would have an antidilutive effect since the Company incurred a net loss. The number of shares of common stock potentially issuable at December 31, 2005 and 2004 upon exercise or conversion that were not included in the computation of net loss per share totaled shares totaled 1,641,157 and 847,537, respectively. There were no potentially dilutive securities at December 31, 2003.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Stock-Based Compensation

For periods prior to February 11, 2005, the date of the Merger, the Company followed Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-based Compensation. Effective February 11, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-based Payment to account for its stock options. The adoption of SFAS 123(R) was applied using modified prospective application to all grants made after February 11, 2005. The adoption of SFAS 123R had no effect on the financial results of the Company from the application of the original provisions of SFAS 123.

The Company has a stock incentive plan (the “Plan”) under which incentive stock options may be granted to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company and its subsidiaries. In January 2006, the Board of Directors approved an amendment to the Plan increasing the number of shares available for grant under the plan to 1,596,432 shares (see Note 8).

Options awards to employees and directors are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; generally have 10-year contractual terms; and certain options provide for accelerated vesting if there is a change in control (as defined in the plan).

The fair value of each option award made to employees and directors during the years ended December 31, 2005 and 2004 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the assumptions noted in the following table. Prior to February 11, 2005, under the provisions of SFAS 123, the Company utilized the minimum value model and assumed no volatility in determining the fair value of options granted. Given the limited service period for its current employees and the senior nature of the roles for

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those employees, the Company currently estimates that it will experience no forfeitures for those options currently outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	December 31, 2005	December 31, 2004
Dividend yield	0%	0%
Risk-free interest rate	3.72 – 3.89%	3.58%
Volatility	41.3%	0%
Expected life	5 years	5 years

During the years ended December 31, 2005 and 2004, the Company incurred deferred stock-based compensation of $355,377 and $33,525, respectively, which represents the estimated fair value of the options granted to employees and directors during those years. Such amount will be amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded compensation expense of $99,319 and $1,529 for the years ended December 31, 2005 and 2004, respectively, in conjunction with the options granted during those periods. No grants were made prior to January 1, 2004 and, accordingly, no deferred stock-based compensation was recorded or amortized for periods before that date. The expected future amortization expense for deferred stock-based compensation for stock option grants to employees and directors through December 31, 2005 is as follows:

Year ending December 31, 2006	$88,781
Year ending December 31, 2007	85,821
Year ending December 31, 2008	85,821
Year ending December 31, 2009	2,732

$263,155

Options granted to consultants, advisors or other independent contractors that provide services to the Company are accounted for under the provisions of SFAS 123R and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. To date, option awards to consultants, advisors or other independent contractors have been granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; have 10-year contractual terms; and vest dependent upon the completion of performance commitments. As such, the value of stock options is measured at the then-current market value as of financial reporting dates and compensation cost is recognized for the net change in the fair value of the options for the reporting period, until such performance commitments are met. Once each commitment is met, the options that vest in association with that commitment are adjusted, for the last-time, to the then-current fair value and compensation cost is recognized accordingly. (See Note 5)

In determining the fair value of options granted to consultants, advisors and other independent contractors, the Company uses the Black-Scholes closed-form option valuation model in a manner consistent with its use in determining the fair value of options granted to employees and directors. For the grants made after February 11, 2005, expected volatilities were based on implied volatilities of the American Stock Exchange’s Biotechnology industry sector index as the Company has had a limited trading history. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grants and ranged from 3.71% to 4.51% during 2005. The expected life of the options is based on the contractual lives as defined in agreements with the third parties and ranged from one to three years for grants made during 2005.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
Furniture and fixtures	$48,660	$35,942
Computer and office equipment	31,439	26,593

	80,099	62,535
Less—accumulated depreciation	(36,899)	(11,371)

	$43,200	$51,164

Depreciation and amortization expense was $ 25,528 and $11,371 for the years ended December 31, 2005 and 2004, respectively.

3. Related Party Transactions

Financing Costs

The Company engaged Paramount BioCapital, Inc., an NASD member broker-dealer, to act as placement agent (the “Agent”) for the February 2006 sale of shares of its $0.0001 par value common stock (the “2006 placement”). In connection with the 2006 Placement, Chelsea Therapeutics, Inc. paid the Agent commissions and other offering-related expenses of approximately $1.6 million in cash and issued warrants to purchase 716,666 shares of its $0.0001 par value common stock with an exercise price of 110% of the purchase price per share based on shares sold in the 2006 Placement, or $3.30 per share and an aggregate fair value of approximately $705,000. Under the terms of the financing we have agreed to file a registration statement with the SEC within 30 days of the closing for the shares of common stock underlying these warrants. The Company has also agreed to indemnify the Agent against certain liabilities, including liabilities under the Securities Act of 1933.

The Company also engaged the Agent to act as placement agent for the December 2004 sale of shares of its $0.0001 par value common stock (the “2004 Placement”). In return for services provided, the Agent was paid approximately $888,000 in cash from the proceeds of the 2004 Placement and the Company issued warrants to the Agent for the purchase of 483,701 shares of its $0.0001 par value common stock with an exercise price of 110% of the purchase price per share based on shares sold in the 2004 Placement, or approximately $2.88 per share, with an aggregate fair value of approximately $14,400. At closing, the Company placed in escrow for the benefit of the Agent an accountable expense allowance equal to $50,000 to reimburse the Agent for out-of-pocket expenses related to the 2004 Placement. In January 2005, the unutilized portion of the expense allowance of approximately $12,900 was returned to the Company. Lastly, the Company agreed to indemnify the Agent against certain liabilities, including liabilities under the Securities Act of 1933.

Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of the Agent and its affiliates. Certain trusts for the benefit of Dr. Rosenwald are substantial stockholders of the Company and participated in the Placement. As a result, Dr. Rosenwald might be deemed to be an affiliate of the Company.

Loans

At various times during 2004, Paramount BioCapital Investments, LLC, an affiliate of the Agent, loaned to the Company an aggregate principal amount of $1,745,000. The loans were evidence by promissory notes bearing interest at 5% per annum. At the date of the closing of the 2004 Placement, the loan had been assigned by Paramount BioCapital Investments, LLC to the Lindsay A. Rosenwald 2000 Irrevocable Trust (the “Trust”). In

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conjunction with the 2004 Placement, the Company issued 677,919 shares of its $0.0001 par value common stock to the Trust at a conversion rate of approximately $2.62 per share as repayment of the original $1,745,000 principal amount of the loan and $34,020 of interest thereon.

Other Relationships

Dr. Michael Weiser and Dr. Jason Stein, who are both members of the Board of Directors of the Company, are also full-time employees of either the Agent or its affiliates. In addition, Mr. David M. Tanen, who is a member of the Board of Directors of the Company, was a full-time employee of the Agent from July 1996 until August 2004.

4. Commitments

Facility Lease

In 2004, the Company leased its corporate headquarters under an operating lease that expires in June 2006. The lease contains no provisions for renewal periods of any fixed lengths. Should the Company decide to extend the lease without successfully negotiating a new lease, such payment would be made on a month-to-month basis and, accordingly, are not included in the future minimum payment amount below. Rent expense for the years ended December 31, 2005 and 2004 was $54,653 and $26,922, respectively.

Future minimum payments are $27,726 for the year ending December 31, 2006.

License Agreements

The Company is a specialty pharmaceutical company focused on acquiring, developing and commercializing innovative pharmaceutical products. As of December 31, 2005, the Company has entered into a single license agreement to acquire the rights to multiple related compounds for development and commercialization. Pursuant to this agreement, the Company obtained an exclusive (as to particular territories), sublicenseable license to the patent rights and know-how for all indications under the agreement. The Company made an upfront payment in May 2004 of $150,000, a milestone payment as required by the agreement of $100,000 in March 2005 and is required to make additional payments upon the achievement of specific development and regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis.

The amount expended under these agreements and charged to research and development expense was $100,000 during the year ended December 31, 2005 and approximately $150,000 along with the issuance of 471,816 shares of the $0.0001 par value common stock of the Company with a nominal value during the year ended December 31, 2004. Future potential milestone and anniversary payments total approximately $2,150,000 and there are no minimum royalties required under the agreement.

Purchase Obligations

At December 31, 2005, the Company had entered into contracts for the purchase of manufacturing and research services with various vendors. Such commitments, in the aggregate, require the Company to make payments of approximately $648,000 and $4,000 for the years ending December 31, 2006 and 2007, respectively. The Company retains the right to cancel the contracts under certain circumstances, but would remain liable for services provided up to the date of cancellation and, in some case, for certain costs associated with cancellation.

5. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation provides that the Board of Directors of the Company has the authority to issue up to an aggregate of 5,000,000 shares of preferred stock in one or more classes or series and to

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine, with respect to any such class or series, the designations, powers, preferences and rights of such class or series, and the qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices, liquidation preferences and the number of shares constituting any class or series or the designation of such class or series, without further vote or action by the stockholders.

As of December 31, 2005, no shares of preferred stock were issued and outstanding.

Common Stock

During April 2004, 471,816 common shares were issued as consideration in the product license agreement (see Note 4) and 478,330 shares were sold to Simon Pedder, the Company’s President and Chief Executive Officer under the terms of his employment agreement. These shares were valued at what was, at that time, Chelsea’s common stock estimated aggregate fair value of $402 and $408, respectively, with such nominal values reflecting an Asset-Based valuation methodology.

During 2002, the Company issued 5,428,217 shares of its $0.0001 par value common stock for a subscription receivable of $4,625.

Warrants

In February 2005, in conjunction with and as compensation for facilitating the Merger (see Note 1), the Company issued warrants for the purchase of 105,516 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The aggregate fair value of these warrants was approximately $26,700. In December 2004, as compensation for fundraising efforts related to the 2004 Placement, the Company issued warrants to purchase 483,701 shares of its $0.0001 par value common stock, with a purchase price of 110% of the purchase price per share based on shares sold in the 2004 Placement, or, as converted under terms of the Merger Agreement, $2.88 per share. The aggregate fair value of these warrants was approximately $14,400.

Stock Options

The Company has a stock incentive plan (the “Plan”) under which incentive stock options may be granted. In January 2005, the Board of Directors approved an amendment to the Plan, increasing the number of shares available for grant under the plan to 1,496,432 shares of its $0.0001 par value common stock. In February 2006, the Board approved a further amendment to the Plan, increasing the number of shares available for grant to 1,596,432 shares of its $0.0001 par value common stock. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiaries.

During the year ended December 31, 2005, the Company granted stock options to employees and non-employee directors for the purchase of 756,451 shares of its $0.0001 par value common stock, with exercise prices ranging from approximately $2.62 to $4.95 per share. Each option granted to employees in 2005 vests as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Each option granted to non-employee directors in 2005 vests as to 100% of the shares on the first anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2004, the Company granted stock options to employees and non-employee directors for the purchase of 307,152 shares of its $0.0001 par value common stock, with exercise prices ranging from approximately $0.03 to $2.62 per share. Each option granted to employees and non-employee directors in 2004 vests as to 50% of the shares on the first and second anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

In connection with the grant of stock options to employees and non-employee directors during the years ended December 31, 2005 and 2004, the Company recorded deferred stock-based compensation within stockholders’ equity of $355,377 and $33,525, respectively, which represents the estimated fair value of the options granted during that period. Such amount is being amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded compensation expense of $99,319 and $1,529 for the years ended December 31, 2005 and 2004, respectively, in conjunction with the grant of options in 2005 and 2004.

In November 2005, the Company granted a stock option to a third-party contractor to purchase 5,000 shares of its $0.0001 par value common stock at an exercise price of $3.10 per share. The option vests 25% at each calendar quarter end date from the date of issuance. For the year ended December 31, 2005, based on the fair value of these options, the Company recorded compensation expense of $5,464.

In December 2004, the Company granted a stock option to a third-party contractor to purchase 58,683 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The option vested monthly over a 36-month period. On October 31, 2005, the Company terminated its relationship with this contractor and the vested portion of the options subsequently expired unexercised after thirty (30) days. For the year ended December 31, 2005, based on the fair value of these options, the Company recorded compensation expense of $53,129.

A summary of the Company’s stock option activity and related information since inception is as follows:

	Available For Grant	Activity	Wtd Avg Exercise Price
Establish 2002 Option Plan	1,085,648

Balance at December 31, 2002	1,085,648

2003 Activity		—	n/a

Balance at December 31, 2003	1,085,648	—

Cancel 2002 Stock Option Plan	(1,085,648)
Establish 2004 Stock Option Plan	1,085,648
2004 Option grants	(363,835)	363,835	$0.56

Balance at December 31, 2004	721,813	363,835

2005 Plan Amendment	410,784
2005 Option grants	(761,451)	761,451	$2.66
2005 Cancellations	58,683	(58,683)	$2.62
2005 Exercises		(14,663)	$0.068

Balance at December 31, 2005	429,829	1,051,940

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price for all vested and unvested options outstanding as of December 31, 2005 and 2004 is approximately $1.98 and $0.17 per share, respectively. The weighted average remaining contractual life of options outstanding at December 31, 2005 was 8.91 years. The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 was approximately $0.47 and 0.03 per share, respectively. The total aggregate intrinsic value of 1,051,940 options outstanding at December 31, 2005 was approximately $0.9 million. Of these, 139,164 options had vested at a weighted average exercise price of approximately $0.46 per share, a weighted average remaining contractual life of 8.61 years and an aggregate intrinsic value of approximately $366,000. In addition, during the year ended December 31, 2005 14,663 options were exercised with an aggregate intrinsic value of approximately $43,000. At December 31, 2004 and 2003, no shares were vested nor had any been exercised.

The following table summarizes information about stock options outstanding as of December 31, 2005:

Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable
$0.025	93,893	8.37	46,947
$0.068	44,020	8.49	14,679
$0.18	41,078	8.64	20,539
$0.204	105,630	8.69	52,815
$2.62	751,208	9.73	2,934
$3.10	5,000	9.88	1,250
$4.95	11,111	9.46	—

$1.983	1,051,940	8.91	139,164

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2003	2004	2005
Common stock warrants outstanding	—	483,701	589,217
Common stock options outstanding	—	363,835	1,051,940
Common stock options authorized for future grants	1,085,648	721,813	429,829

	1,085,648	1,569,349	2,070,986

6. Income Taxes

The components of the deferred tax assets and the valuation allowance are shown below. The state carryforwards are shown net of federal tax. There were no deferred tax assets or liabilities recorded for the year ended December 31, 2003.

	December 31,
	2005	2004
Net operating loss carryforward—Federal	$3,466,858	$868,955
Net operating loss carryforward—State	469,045	117,565
Capitalized start-up and licensing costs	149,693	105,910
Compensation costs and deferred stock compensation	139,444	75,346
Other temporary differences	(18,673)	(7,707)

	4,206,367	1,160,069
Less valuation allowance	(4,206,367)	(1,160,069)

	$—	$—

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the difference between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the losses before income tax benefit are as follows:

	December 31,
	2005	2004
Statutory federal rate	-34.00%	-34.00%
State income tax rate (net of federal benefit)	-4.60%	-4.60%
Certain non-deductible expenses	0.12%	0.14%
Effects of net operating loss carryforwards and valuation allowances	38.48%	38.46%

Effective tax rate	0.00%	0.00%

Given the Company’s history of incurring operating losses, the Company’s ability to realize its deferred tax assets is not considered more likely than not. As a result, a valuation allowance equal to the net deferred tax assets has been established.

At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $10,197,000. The net operating loss carryforwards expire in various amounts for federal and state tax purposes through 2025 and 2020, respectively.

7. Savings and Retirement Plan

During 2005, the Company established a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. The Company matches such contributions up to a maximum of 4% of the employee’s salary, as defined. The Company made contributions of $38,894 for the year ended December 31, 2005.

8. Subsequent Events

Amendment to 2004 Stock Option Plan

On February 1, 2006, the Board of Directors of the Company approved an amendment to the Company’s 2004 Stock Plan to increase the number of shares reserved for issuance under the plan by 100,000 shares, from 1,496,432 to 1,596,432 shares of its $0.0001 par value common stock. In conjunction with its authorization to increase the number of shares reserved for issuance under the Plan, the Board of Directors also approved the issuance of stock options for the purchase of 280,500 shares of common stock of the Company under the Plan, as amended, to certain key executives and employees of the Company and the issuance of stock options for the purchase of 150,000 shares of common stock of the Company to non-employee directors of the Company.

Financing

On February 13, 2006, we raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of our $0.0001 par value common stock plus warrants for the purchase of 2,149,999 shares of our $0.0001 par value common stock. The warrants permit the holders to purchase the underlying common shares at $4.20 each and are redeemable at par value at the Company’s option in the event that the volume weighted average closing bid price of the Company’s common stock for any twenty (20) consecutive trading days is at least $9.00 per share and upon thirty (30) business days’ written notice to the holders. In connection with this offering, the Company engaged Paramount BioCapital, Inc., a related party, as placement agent and paid commissions and other offering-related expenses of approximately $1.6 million in cash and warrants to purchase 716,666 shares of its common stock with an exercise price equal to 110% of the price of the shares sold in the offering, or $3.30 per share and a fair value of approximately $0.98 per share. Under the terms of the financing we have agreed to file a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants.