Form 10-Q
period 2006-03-31
Chelsea Therapeutics International, Ltd.
filed 2006-04-25
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of April 24, 2006, there were 19,564,944 shares of Registrant’s Common Stock outstanding.

Chelsea Therapeutics International, Ltd., Ivory Capital Corporation and Chelsea Therapeutics, Inc.

Except where the context provides otherwise, references to “the Company”, “we,” “us,” “our” and similar terms mean Chelsea Therapeutics International, Ltd., Ivory Capital Corporation and Chelsea Therapeutics, Inc. When we refer to business and financial information relating to periods prior to February 11, 2005, we are referring to the business and financial information of our predecessor Chelsea Therapeutics, Inc. unless the context requires otherwise. When we refer to business and financial information relating to periods between January 1, 2005 and July 28, 2005, we are referring to the business and financial information of our predecessor Ivory Capital Corporation unless the context requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,297,262	$3,173,434
Prepaid expenses and other current assets	115,289	196,929

Total current assets	21,412,551	3,370,363
Property and equipment, net	40,911	43,200
Other assets	13,461	13,461

	$21,466,923	$3,427,024

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$360,232	$504,416
Accrued compensation and related expenses	120,096	245,273
Accrued contract research and manufacturing	802,975	171,415
Other accrued expenses	196,564	121,516

Total liabilities	1,479,867	1,042,620

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 19,564,944 and 12,383,177 shares issued and outstanding, respectively	1,957	1,238
Additional paid-in capital	33,213,339	13,315,447
Deficit accumulated during the development stage	(13,228,240)	(10,932,281)

Total stockholders’ equity	19,987,056	2,384,404

	$21,466,923	$3,427,024

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		Period from April 3, 2002 (inception) to March 31, 2006
	2006	2005
Operating expenses:
Research and development	$1,694,771	$1,591,178	$9,019,017
Sales and marketing	244,139	109,590	937,215
General and administrative	502,870	995,056	3,590,548

Total operating expenses	2,441,780	2,695,824	13,546,780

Operating loss	(2,441,780)	(2,695,824)	(13,546,780)
Interest income	145,821	57,307	352,560
Interest expense	—	—	(34,020)

Net loss	$(2,295,959)	$(2,638,517)	$(13,228,240)

Net loss per basic and diluted share of common stock	$(0.14)	$(0.22)

Weighted average number of basic and diluted common shares outstanding	15,970,036	12,155,174

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional Paid-In Capital	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2006	12,383,177	$1,238	$13,315,447	$(10,932,281)	$2,384,404
Sale and issuance of common stock with detachable warrants in February 2006 at approximately $2.77 per share, net of issuance costs	7,166,666	717	19,836,065	—	19,836,782
Common stock issued in March 2006, at par, pursuant to net-share (cashless) exercise of common stock warrants	15,101	2	(2)	—	—
Stock-based compensation	—	—	54,542	—	54,542
Variable accounting for stock options granted to third party	—	—	7,287	—	7,287
Net loss	—	—	—	(2,295,959)	(2,295,959)

Balance at March 31, 2006	19,564,944	$1,957	$33,213,339	$(13,228,240)	$19,987,056

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,		Period from April 3, 2002 (inception) to March 31, 2006
	2006	2005
Operating activities:
Net loss	$(2,295,959)	$(2,638,517)	$(13,228,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	54,542	23,989	155,390
Non-cash stock-based variable accounting compensation	7,287	481,118	65,881
Depreciation and amortization	6,877	5,503	43,775
Stock issued for license agreement	—	—	402
Non-cash interest expense	—	—	34,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	81,640	(120,403)	(115,289)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	562,424	420,430	1,359,772
Accrued compensation and related expenses	(125,177)	81,850	120,096

Net cash used in operating activities	(1,708,366)	(1,746,030)	(11,564,193)

Investing activities:
Acquisitions of property and equipment	(4,588)	(7,698)	(84,687)
Security deposits	—	—	(13,461)

Net cash used in investing activities	(4,588)	(7,698)	(98,148)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from sales of common stock, net of issuance costs	19,836,782	—	19,838,189
Proceeds from sales of equity securities, net of issuance costs	—	—	11,771,789
Recapitalization of the Company	—	(400,000)	(400,000)
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by (used in) financing activities	19,836,782	(400,000)	32,959,603

Net increase (decrease) in cash and cash equivalents	18,123,828	(2,153,728)	21,297,262
Cash and cash equivalents, beginning of period	3,173,434	10,977,140	—

Cash and cash equivalents, end of period	$21,297,262	$8,823,412	$21,297,262

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

In conjunction with the merger and recapitalization of the Company dated February 11, 2005, the Company issued 11,911,357 shares of its $0.0001 par value common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700.

In December 2004, in conjunction with and as compensation for activities related to the December 2004 sale of equity securities, the Company issued warrants to purchase 483,701 shares of its $0.0001 par value common stock, with a purchase price of approximately $2.88 per share and an aggregate fair value of $14,400. In March 2006, at the request of the holders, 15,101 shares of the $0.0001 par value common stock of the Company was issued to holders of such warrants issued in December 2004 to purchase 30,442 shares of the $0.0001 par value common stock of the Company per the net share settlement provisions contained in the terms of the warrants.

In February 2006, in conjunction with and as compensation for activities related to the 2006 Placement (see Note 4), the Company issued warrants to purchase 716,666 shares of its $0.0001 par value common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000.

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(Unaudited)

The terms of the Merger provided that the sole officer and director of Ivory would be replaced by the officers and directors of Chelsea and having had no significant business activity for a number of years, upon the effective time of the Merger, Ivory adopted the business plan of Chelsea. The transaction was therefore accounted for as a reverse acquisition with Chelsea as the acquiring party and Ivory as the acquired party, in substance, a reorganization of Chelsea. Accounting principles generally accepted in the United States of America require, among other considerations, that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Accordingly, the results of operations for the periods prior to the Merger are those of Chelsea.

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

As a result of the Merger of Ivory and Chelsea in February 2005, and the reincorporation in Delaware in July 2005, Chelsea Therapeutics International, Ltd. is the reporting company and is the 100% owner of Chelsea Therapeutics, Inc. The separate existence of Ivory Capital ceased in connection with the Delaware reincorporation in July 2005. Except where the context provides otherwise, references to “the Company”, “we”, “us”, “our” and similar terms mean Ivory, Chelsea Delaware and Chelsea.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 8, 2006 and available on the website of the United States Securities and Exchange Commission (www.sec.gov).

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

For presentation purposes, the Company has restated all information contained in this report related to shares authorized, issued and outstanding and related disclosures of weighted average shares and earnings per share to reflect the results of the Delaware reincorporation in July 2005 as if the Delaware reincorporation had occurred at the beginning of each of the periods presented.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(Unaudited)

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

NOTE 2 STOCK-BASED COMPENSATION

For periods prior to February 11, 2005, the date of the Merger (see Note 1), the Company followed Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-based Compensation. Effective February 11, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-based Payment in accounting for its stock options. The adoption of SFAS 123(R) was applied using modified prospective application to all grants made after February 11, 2005. The adoption of SFAS 123(R) had no effect on the financial results of the Company from the application of the original provisions of SFAS 123.

Options granted to consultants, advisors or other independent contractors that provide services to the Company are accounted for under the provisions of SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company has a stock incentive plan (the “Plan”) under which incentive stock options may be granted. In January 2006, the Board approved an amendment to the Plan, increasing the number of shares available for grant to 1,596,432 shares of its $0.0001 par value common stock. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiaries.

During the three months ended March 31, 2006, the Company granted stock options to employees and non-employee directors for the purchase of 450,500 shares of its $0.0001 par value common stock, with a weighted average exercise price of approximately $3.48 per share, a weighted average fair value of approximately $1.41 per share and an intrinsic value at March 31, 2006 of approximately $0.8 million. (Intrinsic value is the difference between the stock strike price and the market price for the shares.) Each option granted to employees and non-employee directors during the three months ended March 31, 2006 vest as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

During the three months ended March 31, 2005, the Company granted stock options to employees and non-employee directors for the purchase of 745,340 shares of its $0.0001 par value common stock, with a weighted average exercise price of approximately $2.62 per share, a weighted average fair value of approximately $0.45 per share and an intrinsic value at March 31, 2006 of approximately $2.0 million. Each option granted to employees during the three months ended March 31, 2005 vests as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Each option granted to non-employee directors during the three months ended March 31, 2005 vests as to 100% of the shares on the first anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(Unaudited)

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three months ended March 31, 2006 and 2005:

	For the three months ended
	March 31, 2006	March 31, 2005
Risk-free interest rate	4.31% to 4.63%	3.72%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
Expected volatility	37.66%	0%
Forfeitures	0%	0%

All grants made to employees and non-employee directors during the three months ended March 31, 2005 were made prior to the Company’s adoption of SFAS 123(R). As such, the Company utilized the minimum value model, under the provisions of SFAS 123, and assumed no volatility in determining the fair value of options granted.

The Company recorded compensation expense of $54,542 and $23,989 for the three months ended March 31, 2006 and 2005, respectively, in conjunction with option grants.

In November 2005, the Company granted a stock option to a third-party contractor to purchase 5,000 shares of its $0.0001 par value common stock at an exercise price of $3.10 per share. The option vests 25% at each calendar quarter end date from the date of issuance. For the three months ended March 31, 2006, based on the fair value of these options, the Company recorded compensation expense of $7,287.

In December 2004, the Company granted a stock option to a third-party contractor to purchase 58,683 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The option was to vest monthly over a 36-month period. On October 31, 2005, the Company terminated its relationship with this contractor and the vested portion of the options subsequently expired unexercised after thirty (30) days. For the three months ended March 31, 2005, based on the fair value of these options, the Company recorded compensation expense of $481,118.

As of March 31, 2006, there were 1,502,440 options outstanding under the Plan with a weighted average remaining life of 9.01 years, a weighted average fair value of $0.67 per share and an intrinsic value of approximately $4.2 million. Also, options for 346,555 shares had vested and were exercisable at March 31, 2006 with a weighted average remaining contractual life of 8.6 years, a weighted average fair market value of $0.29 per share and an intrinsic value of approximately $1.2 million. No options were exercised during the three months ended March 31, 2006 and 2005.

NOTE 3 LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at March 31, 2006 and 2005 upon exercise or conversion that were not included in the computation of net loss per share totaled 4,927,880 and 1,698,392 shares, respectively.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(Unaudited)

NOTE 4 PRIVATE PLACEMENT OF COMMON STOCK

On February 13, 2006, the Company raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of its $0.0001 par value common stock plus warrants for the purchase of 2,149,999 shares of its $0.0001 par value common stock (the “2006 Placement”). The aggregate fair value of these warrants was approximately $1,488,000. The warrants permit the holders to purchase the underlying common shares, for cash only, at $4.20 each and are exercisable in whole at any time, or in part from time to time, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the volume weighted-average closing bid price of the Company’s common stock equals or exceeds $9.00 per share for any twenty (20) consecutive trading days provided that the Company gives thirty (30) business days’ written notice to the holders and simultaneously calls all warrants on the same terms. Under the terms of the 2006 Placement, we agreed to and have filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration statement became effective on March 29, 2006.

In connection with this offering, the Company engaged Paramount BioCapital, Inc., a related party, as placement agent and paid commissions and other offering-related expenses of approximately $1.6 million in cash and issued warrants to purchase 716,666 shares of its common stock with an exercise price equal to 110% of the price of the shares sold in the offering, or $3.30 per share. The aggregate fair value of these warrants was approximately $705,000.

NOTE 5 EXERCISE OF COMMON STOCK WARRANTS

On March 6, 2006, a warrant holder exercised the right to purchase 15,221 shares of the $0.0001 par value common stock of the Company pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 7,507 shares of its $0.0001 par value common stock to the warrant holder based on the excess of the market price of $5.70 per share over the exercise price of $2.88 per share.

On March 13, 2006, a warrant holder exercised the right to purchase 15,221 shares of the $0.0001 par value common stock of the Company pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 7,594 shares of its $0.0001 par value common stock to the warrant holder based on the excess of the market price of $6.05 per share over the exercise price of $2.88 per share.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Overview

Since inception, we have focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any revenue unless and until we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market such products until at least 2009. Currently, development expenses are being funded with proceeds from private equity financings completed in December 2004 and February 2006. To the extent we are successful in acquiring additional product candidates for our development pipeline and as we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

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

Accounting for Stock-Based Compensation. We account for our employee stock options and warrants using the fair value method of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-based Payment. SFAS 123(R) defines a fair value based method of accounting for employee stock options or similar equity instruments. In determining the fair value of the equity instrument, we considered, among other factors, (i) the risk-free interest rate, (ii) the expected life of the option granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying equity and (v) anticipated future forfeitures. Our results include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Research and development expenses. For the three months ended March 31, 2006, research and development expense were approximately $1.7 million, or 69% of operating expenses, an increase of approximately $0.1 million when compared to $1.6 million, or 59% of operating expenses, for the corresponding period ended March 31, 2005. Expenses for each period consisted primarily of expenses incurred for compensation and related expenses and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates, primarily CH-1504. During the three months ended March 31, 2006, we carried out significant manufacturing, pre-clinical, Phase I and Phase II activities, generating expenses of approximately $1.2 million. We incurred a similar level of expenditures during the three months ended March 31, 2005, primarily focused on drug formulation and pre-clinical activities.

Sales and marketing expenses. Although we had no formalized selling activities for the three months ended March 31, 2006, we did incur expenses of approximately $244,000, an increase of $134,000 when compared to the three months ended March 31, 2005. Sales and marketing expenses related primarily to business development activity, including compensation and related costs, promotional activities and certain legal expenses. The increase reflects additional expenditures during the three months ended March 31, 2006 for legal expenses associated mainly with intellectual property activities, travel expenses and compensation expenses.

General and administrative expenses. For the three months ended March 31, 2006, general and administrative expense were $0.5 million, a decrease of $0.5 million when compared to the three months ended March 31, 2005. These costs, focused on support of administrative activities, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. The decrease in general and administrative expenses is primarily related to variable accounting for certain stock options (see Note 2).

Interest income. For the three months ended March 31, 2006, interest income was approximately $146,000, an increase of approximately $89,000 when compared with interest income for the three months ended March 31, 2005 of $57,000. Our cash and investments position in 2006 reflects the proceeds received from the 2006 Placement (See Note 4). Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit.

Liquidity and Capital Resources

From inception to March 31, 2006, we have incurred an aggregate net loss of approximately $13.2 million, as a result of expenses similar in nature to those described above. As of March 31, 2006, we had working capital of approximately $19.9 million and cash and cash equivalents of approximately $21.3 million.

We have financed our operations since inception primarily through equity and debt financing. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2006, virtually all of our financing has been through private placement of stock and debt financing. We will continue to fund operations from cash on hand and through similar sources of capital, which may include public or private financing activities. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our resources at March 31, 2006, we believe that our cash and cash equivalents will be sufficient to meet operating needs through mid- to late-2007. We will need additional financing thereafter until we can begin generating revenue and achieve profitability, if ever.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs until at least mid- to late-2007.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	opportunities to sub-license our existing compounds to others;

•	potential acquisitions of other compounds or companies;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timings of regulatory approvals.

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

PART II – OTHER INFORMATION

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

Chelsea Therapeutics International, Ltd.

Date: April 25, 2006	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and
Chief Financial Officer