Form 10-Q
period 2006-06-30
Chelsea Therapeutics International, Ltd.
filed 2006-08-14
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 10, 2006, there were 19,707,129 shares of registrant’s Common Stock outstanding.

Chelsea Therapeutics International, Ltd, Ivory Capital Corporation and Chelsea Therapeutics, Inc.

Except where the context provides otherwise, references to “the Company”, “we,” “us,” “our” and similar terms mean Chelsea Therapeutics International, Ltd., Ivory Capital Corporation and Chelsea Therapeutics, Inc. When we refer to business and financial information relating to periods prior to the merger with Ivory Capital Corporation dated February 11, 2005, we are referring to the business and financial information of Chelsea Therapeutics, Inc. unless the context requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,954,970	$3,173,434
Prepaid contract research and manufacturing	949,807	106,952
Other prepaid expenses and other current assets	97,735	89,977

Total current assets	20,002,512	3,370,363
Property and equipment, net	60,510	43,200
Other assets	13,461	13,461

	$20,076,483	$3,427,024

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$537,276	$504,416
Accrued compensation and related expenses	222,971	245,273
Accrued contract research and manufacturing	700,532	171,415
Other accrued expenses	109,704	121,516

Total liabilities	1,570,483	1,042,620

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 19,707,129 and 12,383,188 shares issued and outstanding, respectively	1,971	1,238
Additional paid-in capital	33,576,195	13,315,447
Deficit accumulated during the development stage	(15,072,166)	(10,932,281)

Total stockholders’ equity	18,506,000	2,384,404

	$20,076,483	$3,427,024

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from April 3, 2002 (inception) to June 30, 2006
	2006	2005	2006	2005
Operating expenses:
Research and development	$1,434,881	$1,117,777	$3,129,652	$2,708,955	$10,453,898
Sales and marketing	66,392	162,423	310,531	272,013	1,003,607
General and administrative	590,283	398,000	1,093,153	1,393,056	4,180,831

Total operating expenses	2,091,556	1,678,200	4,533,336	4,374,024	15,638,336

Operating loss	(2,091,556)	(1,678,200)	(4,533,336)	(4,374,024)	(15,638,336)
Interest income	247,630	56,508	393,451	113,815	600,190
Interest expense	—	—	—	—	(34,020)

Net loss	$(1,843,926)	$(1,621,692)	$(4,139,885)	$(4,260,209)	$(15,072,166)

Net loss per basic and diluted share of common stock	$(0.09)	$(0.13)	$(0.23)	$(0.35)

Weighted average number of basic and diluted common shares outstanding	19,608,096	12,368,525	17,838,791	12,262,442

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional Paid-In Capital	Deficit accumulated during the development stage	Total stock- holders’ equity
	Shares	Amount
Balance at January 1, 2006	12,383,188	$1,238	$13,315,447	$(10,932,281)	$2,384,404

Sale and issuance of common stock with detachable warrants in February 2006 atapproximately $2.77 per share, net of issuance costs	7,166,666	717	19,854,935		19,855,652

Common stock issued in March 2006, at par, pursuant to net-share (cashless) exercise of common stock warrants	15,461	2	(2)		—

Common stock issued in May 2006, at approximately $4.35 per share, for license fee	63,131	6	274,615		274,621

Employee stock options exercised	78,683	8	5,072		5,080

Stock-based compensation			122,054		122,054

Variable accounting for stock options granted to third party			4,074		4,074

Net loss				(4,139,885)	(4,139,885)

Balance at June 30, 2006	19,707,129	$1,971	$33,576,195	$(15,072,166)	$18,506,000

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		Period from April 3, 2002 (inception) to June 30, 2006
	2006	2005
Operating activities:
Net loss	$(4,139,885)	$(4,260,209)	$(15,072,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	122,054	48,458	222,902
Non-cash stock-based variable accounting compensation	4,074	304,831	62,668
Depreciation and amortization	16,270	12,178	53,168
Stock issued for license agreement	274,621	—	275,023
Non-cash interest expense	—	—	34,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(850,613)	(366,649)	(1,047,542)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	550,165	816,192	1,347,513
Accrued compensation and related expenses	(22,302)	(97,957)	222,971

Net cash used in operating activities	(4,045,616)	(3,543,156)	(13,901,443)

Investing activities:
Acquisitions of property and equipment	(33,580)	(17,564)	(113,679)
Security deposits	—	—	(13,461)

Net cash used in investing activities	(33,580)	(17,564)	(127,140)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from sales of common stock, net of issuance costs	19,855,652	—	19,856,060
Proceeds from exercise of stock options	5,080	—	6,079
Proceeds from sales of equity securities, net of issuance costs	—	—	11,771,789
Recapitalization of the Company	—	(400,000)	(400,000)
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by (used in) financing activities	19,860,732	(400,000)	32,983,553

Net increase (decrease) in cash and cash equivalents	15,781,536	(3,960,720)	18,954,970
Cash and cash equivalents, beginning of period	3,173,434	10,977,140	—

Cash and cash equivalents, end of period	$18,954,970	$7,016,420	$18,954,970

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

In December 2004, in conjunction with and as compensation for activities related to the December 2004 sale of equity securities, the Company issued warrants to purchase 483,701 shares of its $0.0001 par value common stock, with a purchase price of approximately $2.88 per share and an aggregate fair value of $14,400. In March 2006, 15,461 shares of the $0.0001 par value common stock of the Company were issued to holders upon exercise of warrants issued in December 2004 per the net share settlement provisions contained in the terms of the warrants.

In February 2006, in conjunction with and as compensation for activities related to the 2006 Placement (see Note 4), the Company issued warrants to purchase 716,666 shares of its $0.0001 par value common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000.

In May 2006, in conjunction with and as compensation for activities related to the licensing agreement with Dainippon Sumitomo Pharma Co., Ltd. and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its $0.0001 par value common stock, with an exercise price of $4.31 per share. These warrants were not valued at June 30, 2006 as their exercise is conditioned on an event, the occurrence of which is undeterminable at June 30, 2006 and accordingly, had no reportable fair value at that date. If and when the event is deemed probable to occur the Company will record a charge based on the warrants’ then determined fair value (see Note 6).

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

The Chelsea Delaware Certificate of Incorporation authorizes the issuance of up to 45,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, $0.0001 par value per share.

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

Immediately after the date of the Merger, the parties who immediately prior thereto held common stock of Ivory continued to own an aggregate of 457,157 shares of the $0.0001 par value common stock of Ivory, equaling 3.25% of the outstanding common stock of Ivory on a fully diluted basis assuming exercise of all stock options, warrants and any other instruments convertible into equity.

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

AS OF JUNE 30, 2006

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

Chelsea was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc. On July 8, 2004, Aspen amended its Certificate of Incorporation with the State of Delaware to change its name to Chelsea Therapeutics, Inc. Chelsea Therapeutics International, Ltd. was incorporated in the State of Delaware on June 17, 2005. Chelsea is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed compounds target a variety of prevalent medical conditions; particularly rheumatoid arthritis, psoriasis, cancer, other immunological disorders and nuerogenic orthostatic hypotension.

As a result of the Merger of Ivory and Chelsea in February 2005, and the reincorporation in Delaware in July 2005, Chelsea Therapeutics International, Ltd. is the reporting company and is the 100% owner of Chelsea Therapeutics, Inc. The separate existence of Ivory Capital ceased in connection with the Delaware reincorporation in July 2005. Except where the context provides otherwise, references to “the Company”, “we”, “us”, “our” and similar terms mean Ivory, Chelsea Delaware and Chelsea as applicable.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 8, 2006 and available on the website of the United States Securities and Exchange Commission (www.sec.gov).

Since inception, the Company has focused primarily on acquiring and developing pharmaceutical technologies, raising capital, establishing office facilities and recruiting personnel. The Company is a development stage company and has generated no revenue since inception.

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

AS OF JUNE 30, 2006

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

The Company has a stock incentive plan (the “Plan”) under which incentive stock options may be granted. On April 25, 2006, the Board approved an amendment to the Plan, increasing the number of shares available for grant to 2,645,000 shares of its $0.0001 par value common stock. In January 2006, the Board approved an amendment to the Plan that increased the number of shares available for grant to 1,596,432 shares of its $0.0001 par value common stock. These increases were approved by the Company’s stockholders at the 2006 Annual Meeting on June 19, 2006. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiaries.

During the three months ended June 30, 2006 and 2005, the Company granted stock options to employees for the purchase of 167,585 and 11,111 shares of its $0.0001 par value common stock, respectively. The grant made during the three months ended June 30, 2006 had an exercise price of $3.90 per share, a fair value of approximately $1.62 per share and an exercise price greater than the market value resulting in zero intrinsic value as of June 30, 2006. The grant made during the three months ended June 30, 2005 had an exercise price of $4.95 per share, a fair value of $2.11 per share and an exercise price greater than the market value resulting in zero intrinsic value as of June 30, 2006. Each option granted to employees during the three months ended June 30, 2006 and 2005 vest as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

During the six months ended June 30, 2006 and 2005, the Company granted stock options to employees and non-employee directors for the purchase of 618,085 and 756,451 shares of its $0.0001 par value common stock, respectively. The

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(Unaudited)

grants made during the six months ended June 30, 2006 had a weighted average exercise price of $3.59 per share, a weighted average fair value of approximately $1.47 per share and aggregate intrinsic value as of June 30, 2006 of approximately $0.1 million. The grants made during the six months ended June 30, 2005 had a weighted average exercise price of $2.66 per share, a weighted average fair value of $0.47 per share and an aggregate intrinsic value as of June 30, 2006 of approximately $0.9 million. Each option granted to employees and non-employee directors during the six months ended June 30, 2006 and 2005 vest as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date except that each grant made to non-employee directors during the six months ended June 30, 2005 vest as to 100% of the shares on the first anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three and six months ended June 30, 2006 and 2005:

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Risk-free interest rate	5.12%	3.89%	4.31% to 5.12%	3.72% to 3.89%
Expected life of options	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%
Expected volatility	37.66%	41.31%	37.66%	0% to 41.31%
Forfeitures	0%	0%	0%	0%

All grants made to employees and non-employee directors during the three months ended March 31, 2005 were made prior to the Company’s adoption of SFAS 123(R). As such, the Company utilized the minimum value model, under the provisions of SFAS 123, and assumed no volatility in determining the fair value of options granted.

The Company recorded compensation expense for the three and six months ended June 30, 2006 of $67,512 and $122,054, respectively, and compensation expense for the three and six months ended March 31, 2005 of $24,469 and $48,458, respectively, in conjunction with option grants made to employees and non-employee directors. As of June 30, 2006, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $1.0 million, which will be recognized over a remaining average period of 3.3 years.

In November 2005, the Company granted a stock option to a third-party contractor to purchase 5,000 shares of its $0.0001 par value common stock at an exercise price of $3.10 per share. The option vests 25% at each calendar quarter end date from the date of issuance. For the three months ended June 30, 2006, based on the fair value of these options, the Company recorded a reduction in compensation expense of $3,213 and for the six months ended June 30, 2006 recorded total compensation expense of $4,074.

In December 2004, the Company granted a stock option to a third-party contractor to purchase 58,683 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The option was to vest monthly over a 36-month period. On October 31, 2005, the Company terminated its relationship with this contractor and the vested portion of the options subsequently expired unexercised after thirty (30) days. For the three months ended June 30, 2005, based on the fair value of these options, the Company recorded a reduction in compensation expense of $176,287 and for the six months ended June 30, 2005 recorded total compensation expense of $304,831.

As of June 30, 2006, there were 1,591,342 options outstanding under the Plan with a weighted average remaining life of 8.93 years, a weighted average fair value of $0.80 per share and an intrinsic value of approximately $1.8 million. Also, options for 368,726 shares had vested and were exercisable at June 30, 2006 with a weighted average remaining contractual

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(Unaudited)

life of 8.34 years, a weighted average fair market value of $0.30 per share and an intrinsic value of approximately $0.8 million. During the three and six months ended June 30, 2006, options for 78,683 shares were exercised with a weighted average exercise price of $0.06 per share and an aggregate intrinsic value as of the dates of exercise of approximately $0.3 million. No options were exercised during the three and six months ended June 30, 2005.

NOTE 3 LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2006 and 2005 upon exercise or conversion that were not included in the computation of net loss per share totaled 5,266,782 and 1,709,503 shares, respectively.

NOTE 4 PRIVATE PLACEMENT OF COMMON STOCK

On February 13, 2006, the Company raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of its $0.0001 par value common stock plus warrants for the purchase of 2,149,999 shares of its $0.0001 par value common stock (the “2006 Placement”). The aggregate fair value of these warrants was approximately $1,488,000. The warrants permit the holders to purchase the underlying common shares, for cash only, at $4.20 each and are exercisable in whole at any time, or in part from time to time, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the Company’s volume weighted-average closing bid price of its common stock is greater than $9.00 per share for any twenty (20) consecutive trading days provided that the Company gives thirty (30) business days’ written notice to the holders and simultaneously calls all warrants on the same terms. Under the terms of the 2006 Placement, we agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on March 29, 2006.

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

On March 13, 2006, a warrant holder exercised the right to purchase 15,221 shares of the $0.0001 par value common stock of the Company pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 7,954 shares of its $0.0001 par value common stock to the warrant holder based on the excess of the market price of $6.05 per share over the exercise price of $2.88 per share.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(Unaudited)

NOTE 6 LICENSING AGREEMENT AND ASSET PURCHASE

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “Droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and Regulatory Documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its $0.0001 par value common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and or its designees (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. At June 30, 2006, remaining future milestone payments, subject to the Company’s right to terminate the license agreement, totaled $4.0 million, some of which may be payable in equity.

In May 2006, in conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc., a related party. Under the terms of the Finder’s Agreement, the Company paid Paramount BioCapital, Inc. an initial payment of $35,000 and issued warrants, to Paramount BioCapital, Inc. or its affiliates, for the purchase of 250,000 shares of its $0.0001 par value common stock at an exercise price of $4.31 per share. These warrants were not valued at June 30, 2006 as their exercise is conditioned on an event, the occurrence of which is undeterminable at June 30, 2006 and accordingly, had no reportable fair value at that date. If and when the event is deemed probable to occur the Company will record a charge based on the warrants’ then determined fair value. As additional consideration, the Company agreed to (1) make future milestone payments, upon achievement of milestones as defined in the Finder’s Agreement, to Paramount that totaled $185,000 as of June 30, 2006; (2) pay royalties on sales should any licensed compound become available for commercial sale; and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP.

NOTE 7 DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB (“AB”) to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the license and co-development agreement, an initial payment of $1.0 million was made to AB during the quarter ended June 30, 2006 with such funds to be utilized to cover the initial costs of research and development efforts jointly approved by both parties. Subsequent clinical development efforts shall be jointly conducted and funded by the Company and AB via a Joint Development Committee with equal representation from both parties. The partnership also establishes a licensing agreement providing Chelsea with the exclusive North and South American commercial rights to all drugs within this portfolio, while Active Biotech will retain rights for the remaining global markets. In addition to sharing development costs, both Chelsea and Active Biotech will pay the other partner royalty payments on sales in their respective markets. Active Biotech will also receive certain defined milestone payments related to clinical development and receipt of revenue from commercialization of the compounds. Unless terminated by either party with six months written notice, the Development Agreement shall remain in effect until the earlier of (1) the expiration of the last to expire patent rights indicated under the Development Agreement or (2) fifteen (15) years from the date of the first commercial sale of the product. As of June 30, 2006, remaining future milestone payments, subject to the Company’s right to terminate the Development Agreement, totaled $15.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Since inception, we have focused primarily on acquiring and developing pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any revenue unless and until we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market such products until at least 2009. Currently, development expenses are being funded with proceeds from private equity financings completed in December 2004 and February 2006. To the extent we are successful in acquiring additional product candidates for our development pipeline and as we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

On February 11, 2005, we completed a Merger with Ivory Capital Corporation, a publicly traded Colorado corporation, in which a wholly-owned subsidiary of Ivory Capital was merged with and into Chelsea, and Chelsea became a wholly-owned subsidiary of Ivory Capital. As a result of the Merger, Ivory Capital, which previously had no material operations, acquired the business of Chelsea. Each outstanding share of common stock and Series A Preferred Stock of Chelsea was converted into approximately 10.56 shares of common stock of Ivory Capital and outstanding options and warrants to purchase either common stock or Series A Preferred Stock of Chelsea were assumed by Ivory Capital and converted into options and warrants to purchase shares of common stock at the same ratio. The Merger resulted in a change of control of Ivory Capital, with the former stockholders of Chelsea owning approximately 96.75% assuming the conversion of all outstanding options and warrants.

In addition, the terms of the Merger provided that the sole officer and director of Ivory Capital would be replaced by the officers and directors of Chelsea. Further, having had no significant business activity for a number of years, upon the effective time of the Merger, Ivory Capital adopted the business plan of Chelsea. The transaction was therefore accounted for as a reverse acquisition with Chelsea as the acquiring party and Ivory Capital as the acquired party, in substance, a reorganization of Chelsea. Accordingly, when we refer to our business and financial information related to periods prior to the merger, we are referring to the business and financial information of Chelsea unless the context indicates otherwise.

On June 17, 2005, Ivory Capital Corporation formed a wholly-owned subsidiary in Delaware named Chelsea Therapeutics International, Ltd. for purposes of reincorporating in Delaware. On July 28, 2005, Ivory Capital Corporation merged with Chelsea Therapeutics International, Ltd., with Chelsea Therapeutics International, Ltd. as the surviving corporation. As a result, Chelsea Therapeutics International, Ltd. is the public reporting company and is the 100% owner of Chelsea Therapeutics, Inc., its operating subsidiary.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 1 to the financial statements. The following accounting policies are critical in fully understanding and evaluating our reported financial results.

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Research and development expenses. For the three months ended June 30, 2006, research and development expenses were approximately $1.4 million, or 69% of operating expenses, an increase of approximately $0.3 million when compared to $1.1 million, or 67% of operating expenses, for the corresponding period ended June 30, 2005. Expenses for each period consisted primarily of expenses incurred for compensation and related expenses and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates. During the three months ended June 30, 2006, we paid licensing fees of approximately $0.4 million and carried out significant manufacturing, pre-clinical, Phase I and Phase II activities, generating expenses of approximately $0.6 million. For the three months ended June 30, 2005, our expenditures were focused on outside contract manufacturing and contract research activities generating expenses of approximately $0.8 million.

Sales and marketing expenses. Although we had no formalized selling activities for the three months ended June 30, 2006, we did incur expenses of approximately $66,000, a decrease of $96,000 when compared to expenses of approximately $162,000 for the three months ended June 30, 2005. Sales and marketing expenses related primarily to business development activity, including compensation and related costs, promotional activities and certain legal expenses. The decrease during the three months ended June 30, 2006 relates primarily to relocation expenses that were incurred in 2005 and not in 2006 as well as a reduction in legal expenses associated mainly with intellectual property activities.

General and administrative expenses. For the three months ended June 30, 2006, general and administrative expense were $0.6 million, an increase of $0.2 million, or 48%, when compared to expenses of approximately $0.4 million for the three months ended June 30, 2005. These costs, focused on support of administrative activities, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. The increase in general and administrative expenses is primarily related to recording a reduction to compensation expense during the three months ended June 30, 2005 of approximately $0.2 million related to the variable accounting treatment for certain stock options (see Note 2). Also contributing to the increase were increases in travel costs, compensation and fees related to our registration on NASDAQ, offset by decreases in accounting fees and relocation costs.

Interest income. For the three months ended June 30, 2006, interest income was approximately $248,000, an increase of approximately $191,000 when compared with interest income for the three months ended June 30, 2005 of $57,000. Our cash and investments position in 2006 reflects the proceeds of approximately $21.5 million received from the 2006 Placement (see Note 4). Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit.

Six Months Ended June 30, 2006 and 2005

Research and development expenses. For the six months ended June 30, 2006, research and development expense were approximately $3.1 million, or 69% of operating expenses, an increase of approximately $0.4 million when compared to $2.7 million, or 62% of operating expenses, for the corresponding period ended June 30, 2005. The increase during the six months ended June 30, 2006 consisted primarily of an increase in licensing fees paid of approximately $0.4 million related to our licensing agreement with DSP for Droxidopa (see Note 6). Expenses for each period consisted primarily of expenses incurred for compensation and related expenses, licensing costs and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates.

Sales and marketing expenses. Although we had no formalized selling activities for the six months ended June 30, 2006, we did incur expenses of approximately $0.3 million, an increase of approximately $38,000 when compared to the six months ended June 30, 2005. Sales and marketing expenses related primarily to business development activity, including compensation and related costs, promotional activities and certain legal expenses. The increase reflects higher expenditures for contractor expenses, travel expenses and legal costs during the period offset by a reduction in relocation expenses.

General and administrative expenses. For the six months ended June 30, 2006, general and administrative expenses were $1.1 million, a decrease of $0.3 million, or 22%, when compared to expenses of approximately $1.4 million for the six months ended June 30, 2005. These costs, focused on support of administrative activities, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. The decrease in general and administrative expenses is primarily related to recording approximately $0.3 million in compensation expense during the six months ended June 30, 2005 for the variable accounting treatment of certain stock options (see Note 2). Also contributing to the decrease were reductions in legal fees, accounting fees, marketing and contractor expense, offset by increases in fees related to our registration on NASDAQ and travel expenses.

Interest income. For the six months ended June 30, 2006, interest income was approximately $0.4 million, an increase of approximately $0.3 million when compared with interest income for the six months ended June 30, 2005. Our cash and investments position in 2006 reflects the proceeds of approximately $21.5 million received from the 2006 Placement (see Note 4). Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit.

Liquidity and Capital Resources

From inception to June 30, 2006, we have incurred an aggregate net loss of approximately $15.1 million, as a result of expenses similar in nature to those described above. As of June 30, 2006, we had working capital of approximately $18.4 million and cash and cash equivalents of approximately $19.0 million.

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our continuing efforts to secure in-licensing opportunities. We have financed our operations since inception primarily through equity and debt financing. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through similar sources of capital, which may include public or private financing activities. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our resources at June 30, 2006, we expect to end the year with cash and cash equivalents of approximately $12.0 million and anticipate that this will cover our operating requirements into the fourth quarter of 2007. We will need additional financing thereafter until we can begin generating revenue and achieve profitability, if ever.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On June 19, 2006, the Company held its Annual Meeting of Stockholders.

(b)	At that Annual Meeting, Simon Pedder, Michael Weiser, Kevan Clemens, Neil Herskowitz, Johnson Y.N. Lau and Jason Stein were re-elected for one-year terms as members of the Board of Directors.

(c)	In total, three matters were voted on at the Annual Meeting: (1) the re-election of the six directors as described in item (b) above; (2) the approval of an amendment of the Company’s 2004 Stock Plan; and (3) the ratification of J.H. Cohn, LLP as the Company’s independent registered public accounting firm for 2006. A tabulation for each matter is as follows:

1)	The stockholders elected the following directors to serve for the ensuing year and until their successors are elected by the following votes:

	FOR	WITHHELD
Simon Pedder	10,494,447	48,873
Michael Weiser	10,494,447	48,873
Kevan Clemens	10,494,247	49,073
Neil Herskowitz	10,494,447	48,873
Johnson Y. N. Lau	10,494,447	48,873
Jason Stein	10,494,447	48,873

2)	The stockholders approved an amendment to the Company’s 2004 Stock Plan increasing the number of shares of common stock reserved for issuance thereunder from 1,496,432 to 2,645,000 shares as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
8,914,573	52,804	504	1,575,439

3)	The stockholders ratified the appointment of J. H. Cohn, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 as follows:

FOR	AGAINST	ABSTAIN
10,301,972	240,665	683

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.8	Development and Commercialization Agreement dated as of May 5, 2006 between Active Biotech AB and Chelsea Therapeutics International, Ltd.				X

10.9	Exclusive License Agreement dated May 26, 2006 between Dainippon Sumitomo Pharma Co., Ltd. and Chelsea Therapeutics, Inc.				X

10.10	Finder’s Agreement dated May 26, 2006 between Paramount BioCapital, Inc. and Chelsea Therapeutics International, Ltd.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: August 10, 2006	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and
Chief Financial Officer