Form 10-Q
period 2006-09-30
Chelsea Therapeutics International, Ltd.
filed 2006-11-14
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 13, 2006, there were 19,707,129 shares of registrant’s Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,662,112	$3,173,434
Prepaid contract research and manufacturing	258,475	106,952
Other prepaid expenses and other current assets	70,783	89,977

Total current assets	17,991,370	3,370,363
Property and equipment, net	52,541	43,200
Other assets	13,461	13,461

	$18,057,372	$3,427,024

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$232,862	$504,416
Accrued compensation and related expenses	304,534	245,273
Accrued contract research and manufacturing	887,994	171,415
Other accrued expenses	157,617	121,516

Total liabilities	1,583,007	1,042,620

Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 19,707,129 and 12,383,188 shares issued and outstanding, respectively	1,971	1,238
Additional paid-in capital	33,655,348	13,315,447
Deficit accumulated during the development stage	(17,182,954)	(10,932,281)

Total stockholders' equity	16,474,365	2,384,404

	$18,057,372	$3,427,024

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Period from April 3, 2002 (inception) to September 30, 2006
	2006	2005	2006	2005
Operating expenses:
Research and development	$1,745,319	$1,367,538	$4,874,971	$4,076,493	$12,199,217
Sales and marketing	150,137	119,827	460,668	391,840	1,153,744
General and administrative	458,481	276,964	1,551,634	1,670,020	4,639,312

Total operating expenses	2,353,937	1,764,329	6,887,273	6,138,353	17,992,273

Operating loss	(2,353,937)	(1,764,329)	(6,887,273)	(6,138,353)	(17,992,273)
Interest income	243,149	49,254	636,600	163,069	843,339
Interest expense	—	—	—	—	(34,020)

Net loss	$(2,110,788)	$(1,715,075)	$(6,250,673)	$(5,975,284)	$(17,182,954)

Net loss per basic and diluted share of common stock	$(0.11)	$(0.14)	$(0.34)	$(0.49)

Weighted average number of basic and diluted common shares outstanding	19,707,129	12,374,263	18,468,414	12,300,125

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS' EQUITY

(unaudited)

	Common stock		Additional Paid-In Capital	Deficit accumulated during the development stage	Total stock- holders' equity
	Shares	Amount
Balance at January 1, 2006	12,383,188	$1,238	$13,315,447	$(10,932,281)	$2,384,404
Sale and issuance of common stock with detachable warrants in February 2006 at approximately $2.77 per share, net of issuance costs	7,166,666	717	19,854,935		19,855,652
Common stock issued in March 2006, at par, pursuant to net-share (cashless) exercise of common stock warrants	15,461	2	(2)		—
Common stock issued in May 2006, at approximately $4.35 per share, for license fee	63,131	6	274,615		274,621
Employee stock options exercised	78,683	8	5,072		5,080
Stock-based compensation			201,089		201,089
Variable accounting for stock options granted to third party			4,192		4,192
Net loss				(6,250,673)	(6,250,673)

Balance at September 30, 2006	19,707,129	$1,971	$33,655,348	$(17,182,954)	$16,474,365

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,		Period from April 3, 2002 (inception) to September 30, 2006
	2006	2005
Operating activities:
Net loss	$(6,250,673)	$(5,975,284)	$(17,182,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	201,089	73,888	301,937
Non-cash stock-based variable accounting compensation	4,192	99,921	62,786
Depreciation and amortization	25,786	18,853	62,684
Stock issued for license agreement	274,621	—	275,023
Non-cash interest expense	—	—	34,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(132,329)	(152,201)	(329,258)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	481,126	546,997	1,278,474
Accrued compensation and related expenses	59,261	(69,838)	304,534

Net cash used in operating activities	(5,336,927)	(5,457,664)	(15,192,754)

Investing activities:
Acquisitions of property and equipment	(35,127)	(17,564)	(115,226)
Security deposits	—	—	(13,461)

Net cash used in investing activities	(35,127)	(17,564)	(128,687)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from sales of common stock, net of issuance costs	19,855,652	—	19,856,060
Proceeds from exercise of stock options	5,080	999	6,079
Proceeds from sales of equity securities, net of issuance costs	—	—	11,771,789
Recapitalization of the Company	—	(400,000)	(400,000)
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by (used in) financing activities	19,860,732	(399,001)	32,983,553

Net increase (decrease) in cash and cash equivalents	14,488,678	(5,874,229)	17,662,112
Cash and cash equivalents, beginning of period	3,173,434	10,977,140	—

Cash and cash equivalents, end of period	$17,662,112	$5,102,911	$17,662,112

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

In May 2006, in conjunction with and as compensation for activities related to the licensing agreement with Dainippon Sumitomo Pharma Co., Ltd. and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its $0.0001 par value common stock, with an exercise price of $4.31 per share. These warrants were not valued at September 30, 2006 as their exercise is conditioned on an event, the occurrence of which is undeterminable at September 30, 2006 and accordingly, had no reportable fair value at that date. If and when the event is deemed probable to occur the Company will record a charge based on the warrants’ then determined fair value (see Note 6).

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

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

Chelsea was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc. (“Aspen”). On July 8, 2004, Aspen amended its Certificate of Incorporation with the State of Delaware to change its name to Chelsea Therapeutics, Inc. Chelsea Therapeutics International, Ltd. was incorporated in the State of Delaware on June 17, 2005. Chelsea is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed compounds target a variety of prevalent medical conditions; particularly rheumatoid arthritis, psoriasis, cancer, other immunological disorders and nuerogenic orthostatic hypotension.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 8, 2006 and available on the website of the United States Securities and Exchange Commission (www.sec.gov).

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

During the three months ended September 30, 2006, the Company granted stock options to employees for the purchase of 20,000 shares of its $0.0001 par value common stock. There were no grants during the three months ended September 30, 2005. The grant made during the three months ended September 30, 2006 had an exercise price of $3.10 per share, a fair value of approximately $1.27 per share and an intrinsic value of $18,000 as of September 30, 2006. Each option granted to employees during the three months ended September 30, 2006 vests as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Once vested, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

During the nine months ended September 30, 2006 and 2005, the Company granted stock options to employees and non-employee directors for the purchase of 638,085 and 756,451 shares of its $0.0001 par value common stock, respectively. The grants made during the nine months ended September 30, 2006 had a weighted average exercise price of $3.58 per share, a weighted average fair value of approximately $1.46 per share and aggregate intrinsic value as of September 30, 2006 of approximately $0.3 million. The grants made during the nine months ended September 30, 2005 had a weighted average exercise price of $2.66 per share, a weighted average fair value of $0.47 per share and an aggregate intrinsic value as of September 30, 2006 of approximately $1.0 million. Each option granted to employees and non-employee directors during the nine months ended September 30, 2006 and 2005 vests as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date except that each grant made to non-employee directors during the nine months ended September 30, 2005 vested as to 100% of the shares on the first anniversary of the vesting commencement date. Once vested, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Risk-free interest rate	4.73%	n/a	4.31% to 5.12%	3.72% to 3.89%
Expected life of options	5 years	n/a	5 years	5 years
Expected dividend yield	0%	n/a	0%	0%
Expected volatility	37.66%	n/a	37.66%	0% to 41.31%
Forfeitures	0%	n/a	0%	0%

All grants made to employees and non-employee directors during the three months ended March 31, 2005 were made prior to the Company’s adoption of SFAS 123(R). As such, the Company utilized the minimum value model, under the provisions of SFAS 123, and assumed no volatility in determining the fair value of options granted.

The Company recorded compensation expense for the three and nine months ended September 30, 2006 of $79,035 and $201,089, respectively, and compensation expense for the three and nine months ended September 30, 2005 of $25,430 and $73,888, respectively, in conjunction with option grants made to employees and non-employee directors. As of September 30, 2006, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $1.0 million, which will be recognized over a remaining average period of 3.1 years.

In November 2005, the Company granted a stock option to a third-party contractor to purchase 5,000 shares of its $0.0001 par value common stock at an exercise price of $3.10 per share. The option vests 25% at each calendar quarter end date from the date of issuance. For the three months ended September 30, 2006, based on the fair value of these options, the Company recorded compensation expense of $118 and for the nine months ended September 30, 2006 recorded total compensation expense of $4,192. At September 30, 2006, these options had fully vested.

In December 2004, the Company granted a stock option to a third-party contractor to purchase 58,683 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The option was scheduled to vest monthly over a 36-month period. On October 31, 2005, the Company terminated its relationship with this contractor and the vested portion of the options subsequently expired unexercised after thirty (30) days. For the three months ended September 30, 2005, based on the fair value of these options, the Company recorded a reduction in compensation expense of $204,910 and for the nine months ended September 30, 2005 recorded total compensation expense of $99,920.

As of September 30, 2006, there were 1,606,342 options outstanding under the Plan with a weighted average remaining life of 8.69 years, a weighted average fair value of $0.81 per share and an intrinsic value of approximately $2.1 million. Also, options for 417,791 shares had vested and were exercisable at September 30, 2006 with a weighted average remaining contractual life of 8.1 years, a weighted average fair market value of $0.25 per share and an intrinsic value of approximately $1.1 million. During the nine months September 30, 2006, options for 78,683 shares were exercised with a weighted average exercise price of $0.06 per share and an aggregate intrinsic value as of the dates of exercise of approximately $0.3 million. No options were exercised during the three months ended September 30, 2006. During the three and nine months ended September 30, 2005, options for 14,663 shares were exercised with a weighted average exercise price of $0.07 per share and an aggregate intrinsic value as of the date of exercise of approximately $43,000.

NOTE 3 LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at September 30, 2006 and 2005 upon exercise or conversion that were not included in the computation of net loss per share totaled 5,286,782 and 1,694,840 shares, respectively.

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

NOTE 6 LICENSING AGREEMENT AND ASSET PURCHASE

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “Droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and Regulatory Documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its $0.0001 par value common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and or its designees (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. At September 30, 2006, remaining future milestone payments, subject to the Company’s right to terminate the license agreement, totaled $4.0 million, some of which may be payable in equity. Subsequent to execution of the DSP Agreement, the Company and DSP have agreed to initiate, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the United States Food and Drug Administration. Such activities are currently ongoing and shall continue over a two-year period. Based on work performed by DSP as of September 30, 2006, the Company had accrued approximately $0.6 million.

In May 2006, in conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc., a related party. Under the terms of the Finder’s Agreement, the Company paid Paramount BioCapital, Inc. an initial payment of $35,000 and issued warrants to Paramount BioCapital, Inc. or its affiliates for the purchase of 250,000 shares of its $0.0001 par value common stock at an exercise price of $4.31 per share. These warrants were not valued at September 30, 2006 as their exercise is conditioned on an event, the occurrence of which is undeterminable at September 30, 2006, and accordingly, had no reportable fair value at that date. If and when the event is deemed probable to occur, the Company will record a charge based on the warrants’ then determined fair value. As additional consideration, the Company agreed to (1) make future milestone payments, upon achievement of milestones as defined in the Finder’s Agreement, to Paramount that totaled $185,000 as of September 30, 2006; (2) pay royalties on sales should any licensed compound become available for commercial sale; and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP.

NOTE 7 DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB (“AB”) to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the license and co-development agreement, an initial payment of $1.0 million was made to AB during the quarter ended June 30, 2006 with such funds to be utilized to cover the initial costs of research and development efforts jointly approved by both parties. At September 30, 2006, of the initial $1.0 million payment, the company had recorded approximately $0.8 million of expenses related to costs of research and development and approximately $0.2 million as a prepaid expense. Subsequent clinical development efforts shall be jointly conducted and funded by the Company and AB via a Joint Development Committee with equal representation from both parties. The partnership also establishes a licensing agreement providing Chelsea with the exclusive North and South American commercial rights to all drugs within this portfolio, while Active Biotech will retain rights for the remaining global markets. In addition to sharing development costs, both Chelsea and Active Biotech will pay the other partner royalty payments on sales in their respective markets. Active Biotech will also receive certain defined milestone payments related to clinical development and receipt of revenue from commercialization of the compounds. Unless terminated by either party with six months written notice, the Development Agreement shall remain in effect until the earlier of (1) the expiration of the last to expire patent rights indicated under the Development Agreement or (2) fifteen (15) years from the date of the first commercial sale of the product. As of September 30, 2006, remaining future milestone payments, subject to the Company’s right to terminate the Development Agreement, totaled $15.5 million.

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

Research and Development Expense. Research and development expenditures are expensed as incurred. We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development costs are expensed as incurred, we measure and record prepaid assets or accrue expenses on a monthly basis for such activities based on the work performed under the contracts.

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Research and development expenses. For the three months ended September 30, 2006, research and development expenses were approximately $1.7 million, or 74% of operating expenses, an increase of approximately $0.4 million when compared to $1.4 million, or 78% of operating expenses, for the corresponding period ended September 30, 2005. Expenses for each period consisted primarily of expenses incurred for compensation and related expenses and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates. During the three months ended September 30, 2006, we carried out significant manufacturing and non-clinical research activities, generating expenses of approximately $1.4 million. For the three months ended September 30, 2005, our expenditures were focused on outside contract manufacturing and contract research activities generating expenses of approximately $1.1 million.

Sales and marketing expenses. Although we had no formalized selling activities for the three months ended September 30, 2006, we did incur expenses of approximately $150,000, an increase of approximately $30,000 when compared to expenses of approximately $120,000 for the three months ended September 30, 2005. Sales and marketing expenses related to business development activity in both periods and expenses incurred in the development of marketing and branding programs for Droxidopa for the three months ended September 30, 2006. Such expenses include compensation and related costs, promotional activities and certain legal expenses. The increase during the three months ended September 30, 2006 relates primarily to increased international travel related to our recent agreements in Japan and Sweden and increased market research and program development expenditures, offset by a reduction in legal expenses mainly associated with intellectual property activities.

General and administrative expenses. For the three months ended September 30, 2006, general and administrative expense were $0.5 million, an increase of $0.2 million, or 66%, when compared to expenses of approximately $0.3 million for the three months ended September 30, 2005. These costs, focused on support of administrative activities, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. The increase is primarily related to our recording a reversal of previously recorded compensation expense of approximately $0.2 million during the three months ended September 30, 2005, related to the variable accounting treatment for certain stock options (see Note 2 of the notes to our condensed consolidated financial statements) that reduced the total general and administrative expenses for that period.

Interest income. For the three months ended September 30, 2006, interest income was approximately $243,000, an increase of approximately $194,000 when compared with interest income for the three months ended September 30, 2005 of $49,000. Our cash and investments position in 2006 reflects the proceeds of approximately $21.5 million received from the 2006 Placement (see Note 4 of the notes to our condensed consolidated financial statements). Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit.

Nine Months Ended September 30, 2006 and 2005

Research and development expenses. For the nine months ended September 30, 2006, research and development expense were approximately $4.9 million, or 71% of operating expenses, an increase of approximately $0.8 million when compared to $4.1 million, or 66% of operating expenses, for the corresponding period ended September 30, 2005. The increase during the nine months ended September 30, 2006 consisted of an increase in licensing fees paid of approximately $0.4 million related to our licensing agreement with DSP for Droxidopa (see Note 6 of the notes the our condensed consolidated financial statements) and increased consulting fees related primarily to our recently announced product candidates. Expenses for each period consisted primarily of expenses incurred for compensation and related expenses, licensing costs and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates.

Sales and marketing expenses. Although we had no formalized selling activities for the nine months ended September 30, 2006, we did incur expenses of approximately $0.5 million, an increase of approximately $69,000 when compared to the nine months ended September 30, 2005. Sales and marketing expenses related primarily to business development activity, including compensation and related costs, promotional activities and certain legal expenses. The increase reflects higher expenditures for contractor expenses, travel expenses and legal costs during the period offset by a reduction in relocation expenses.

General and administrative expenses. For the nine months ended September 30, 2006, general and administrative expenses were $1.6 million, a decrease of $0.1 million, or 7%, when compared to expenses of approximately $1.7 million for the nine months ended September 30, 2005. These costs, focused on support of administrative activities, consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. The decrease in general and administrative expenses consists of a decrease in compensation expense related to the variable accounting treatment of certain stock options (see Note 2 of the notes to our condensed consolidated financial statements), along with decreases in legal fees, accounting fees, outside services and relocation expenses, offset by increases in fees related to our registration on NASDAQ, amortization of employee stock options, compensation expenses for an employee hired in early 2006 and travel expenses.

Interest income. For the nine months ended September 30, 2006, interest income was approximately $0.6 million, an increase of approximately $0.5 million when compared with interest income for the nine months ended September 30, 2005. Our cash and investments position in 2006 reflects the proceeds of approximately $21.5 million received from the 2006 Placement (see Note 4). Interest income consisted of interest earned on short-term, liquid investments made by us from cash on deposit.

Liquidity and Capital Resources

From inception to September 30, 2006, we have incurred an aggregate net loss of approximately $17.2 million, as a result of expenses similar in nature to those described above. As of September 30, 2006, we had working capital of approximately $16.4 million and cash and cash equivalents of approximately $17.7 million.

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our continuing efforts to secure in-licensing opportunities. We have financed our operations since inception primarily through equity and debt financing. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Based on our resources at September 30, 2006, we expect to end the year with cash and cash equivalents of approximately $13.0 million and anticipate that this will cover our operating requirements into the fourth quarter of 2007. We will need to secure additional financing by that time and thereafter until we can begin generating revenue and achieve profitability, if ever.

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

Chelsea Therapeutics International, Ltd.

Date: November 13, 2006	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and
Chief Financial Officer