Form 10-K
period 2006-12-31
Chelsea Therapeutics International, Ltd.
filed 2007-03-12
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006, OR

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

(Address of principal executive offices, including zip code)

(704) 341-1516

(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant, based on the average of the bid and asked prices of the Registrant’s common stock on June 30, 2006 ($3.80 per share), was $56,170,711.

At March 2, 2007, 19,712,057 shares of the Registrant’s common stock, $.0001 par value per share, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders currently scheduled to be held June 8, 2007 are incorporated by reference into Part III of this report.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We are a development stage pharmaceutical company that seeks to acquire and develop innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we are developing prescription products for multiple autoimmune disorders including rheumatoid arthritis, psoriasis, inflammatory bowel disease (IBD) and cancer along with our development of a novel therapeutic agent for the treatment of neurogenic orthostatic hypotension and related conditions and diseases.

Since inception in 2002, we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, synthesis and manufacturing of investigational compounds, participating in regulatory discussions with the United States Food & Drug Administration, or the FDA, the European Medicines Agency, or the EMEA, and other regulatory agencies, undertaking pre-clinical and clinical trials of our product candidates and raising capital. We are a development stage company and have generated no revenues since inception. We do not anticipate generating any product revenue until approvals are successfully obtained from the FDA or equivalent foreign regulatory bodies to begin selling pharmaceutical/biotech candidates.

We have retained a management team with leading core competencies and expertise in numerous fields, including manufacturing, research, clinical, regulatory and business development. Our management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts. We are led by Chief Executive Officer, Dr. Simon Pedder, formerly Vice President, Pharmaceutical Business, Oncology at Hoffmann-La Roche Inc., who has over 15 years of senior pharmaceutical management experience, including drug development and business experience. During his time at Roche, Dr. Pedder was responsible for a number of global development programs, successful registrations and product launches.

Product Pipeline Summary

Currently, we are developing two platform technologies that each consist of a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The first and most advanced platform is a portfolio of metabolically inert antifolate molecules for which we have either filed our own patent applications or have licensed the exclusive rights, including our lead product candidate CH-1504. CH-1504 is an orally available molecule with potent anti-inflammatory, autoimmune and anti-tumor properties. We believe that CH-1504 has potential application in multiple autoimmune diseases, particularly in the treatment of rheumatoid arthritis, as demonstrated in a series of pre-clinical studies and a small, pilot clinical study. Additional potential indications include psoriasis, inflammatory bowel disease, psoriatic arthritis and several different kinds of cancer.

The second platform is a portfolio of dihydroorotate dehydrogenase (DHODH) inhibiting compounds known as the I-3D portfolio that are being co-developed with Active Biotech AB from whom we obtained exclusive North and South American commercial rights to all compounds in the portfolio as part of our co-development and commercialization agreement. Current preclinical animal data for this portfolio of compounds have shown potential applications in autoimmune diseases and transplantation.

In May 2006, we executed an exclusive license agreement with Dainippon Sumitomo Pharma Co., Ltd., and initiated development of droxidopa, an orally active synthetic precursor of norepinephrine currently approved and marketed in Japan for the treatment of symptomatic orthostatic hypotension, freezing gait in Parkinson’s disease, and for intra dialytic hypotension. We intend to begin Phase III trials in the second half of 2007 for treatment of symptomatic neurogenic orthostatic hypotension in patients with primary autonomic failure, dopamine-ß-hydroxylase deficiency, or nondiabetic autonomic neuropathy. This indication is consistent with the orphan drug status designation granted to us in the United States by the FDA on January 17, 2007.

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

Plan of Operation

Our plan of operation is to continue implementing our business strategy, especially the clinical development of our current drug candidates including droxidopa, CH-1504 and drug candidates from the I-3D portfolio. We also continue to explore the feasibility of other licensed or newly developed compounds and to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 18 months to include:

•	operating expenses, including general and administrative, marketing and business development expenses;

•

Product development expenses, including the costs incurred with respect to applications for and implementation of our clinical trials for droxidopa, CH-1504 and any other antifolate molecules, compounds from the I-3D portfolio and/or additional compounds that we may license.

As part of our planned expansion, we anticipate hiring additional scientific, marketing, and administrative staff. In addition, we intend to continue using clinical research organizations and third parties to perform our clinical studies and manufacturing.

Product Pipeline

DROXIDOPA

Overview

Orthostatic hypotension is a sudden, decrease in blood pressure when a person assumes a standing position and is characterized by lightheadedness, dizziness, blurred vision and syncope. There are multiple known causes for orthostatic hypotension including those that are considered cardiovascular, endocrine or neurological (or neurogenic) in nature.

Neurogenic orthostatic hypotension results from a deficient release and/or activity of norepinephrine, a neurotransmitter used by autonomic nerves to send signals to the blood vessels and the heart.

We estimate that nearly 300,000 patients suffer from chronic, symptomatic NOH in the United States and the European Union. This condition is commonly associated with Parkinson’s disease, pure autonomic failure and multiple system atrophy a name that encompasses disorders previously known as striatonigral degeneration, olivoponto-cerebellar atrophy and the Shy-Drager syndrome.

Product Description

Droxidopa is an orally active synthetic precursor of norepinephrine currently approved and marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, in Japan for the treatment of orthostatic hypotension. By producing and replenishing depleted norepinephrine via endogenous enzymatic pathways, droxidopa is believed to allow for the re-uptake of norepinephrine into peripheral nervous system neurons and/or stimulating receptors for vasoconstriction and providing physiological improvement in symptomatic NOH patients.

Originally approved in 1989 for the treatment of frozen gait or dizziness associated with Parkinson’s disease and for the treatment of orthostatic hypotension, syncope or dizziness associated with Shy-Drager syndrome and Familial Amyloidotic Polyneuropathy, DSP expanded its Japanese marketing approval in 2000 to include prevention of vertigo, dizziness and weakness associated with hypotension in patients with end stage renal disease (ESRD) undergoing hemodialysis.

Clinical Development

In January 2007, the FDA granted orphan drug status for droxidopa for the treatment of symptomatic NOH in patients with primary autonomic failure (Parkinson’s disease, multiple system atrophy, and pure autonomic failure), dopamine-ß-hydroxylase deficiency, or nondiabetic autonomic neuropathy. In the United States, orphan drug status provides seven (7) years of marketing exclusivity and may impact FDA requirements for clinical trials, potentially reducing the time and expense required for such trials. We have also requested orphan drug status in Europe. Although we can expect 10 years of data exclusivity for droxidopa upon approval in Europe as a new chemical entity, orphan drug status could impact requirements for clinical trials in Europe, thereby reducing the time and costs associated with our development of droxidopa for this market.

In securing development rights from DSP, we obtained exclusive access to a substantial body of clinical safety and efficacy data related to droxidopa’s twenty-year combined clinical and commercial development by DSP. We believe this data to be applicable to both the United States and European Union regulatory approval process. This data is expected to reduce the required clinical testing for United States and European Union marketing approval and expedite the critical path to commercialization. We are currently planning to initiate a global Phase III trial of droxidopa in the second half of 2007 that, in combination with data secured from DSP, is expected to support applications for marketing approval in both the United States and the European Union. We cannot predict with certainty the timing of our clinical trials, if or when we might submit an NDA or whether such NDA will be accepted. However, assuming approval of the NDA, we currently estimate market launch no sooner than 2009.

Additional Potential Indications for Droxidopa

As we proceed to develop droxidopa for the treatment of symptomatic NOH, an indication for which we believe there exists a strong body of available clinical data and an immediate commercial opportunity, we will also evaluate other therapeutic indications for which we believe droxidopa either has shown or may provide clinical benefit.

Intra dialytic hypotension, or IDH, is the most common adverse event during routine hemodialysis. IDH is often defined as a decrease in systolic blood pressure by ≥ 20 mm Hg or a decrease in mean arterial pressure by 10 mm Hg. IDH has been reported in approximately 25% of all hemodialysis patients, with elderly patients reporting higher incidences. Many adverse hemodialysis events, including headaches, lightheadedness, nausea, cramps, and seizures, are associated with IDH. These complications can routinely interrupt dialysis sessions, resulting in insufficient uremia toxin removal and necessitating repetition of the procedure. Interruptions due to IDH increase the costs of both the dialysis treatment sessions and the long-term care of less healthy hemodialysis patients. Pivotal clinical studies conducted by DSP have demonstrated the efficacy of droxidopa in the prevention of vertigo, dizziness and weakness associated with hypotension in hemodialysis patients. Subsequently, in 2000, after showing benefit in clinical trials, DSP received expanded marketing approval in Japan for this indication. We plan to initiate a clinical trial with droxidopa in IDH prior to the end of 2007.

Prior independent clinical studies and ongoing research suggest that defects in the autonomic nervous system (such as altered norepinephrine levels and activity) may play a role in either the underlying cause or exacerbation of the symptoms associated with multiple diseases commonly grouped as dysautonomias. These indications include: chronic pain, urinary stress incontinence, postural orthostatic tachycardia syndrome, neurocardiogenic syncope, fibromyalgia and chronic fatigue syndrome.

Scientists and physicians have for a long time suggested a strong association and/or significant correlation of symptoms between low blood pressure (caused by either NOH or neurally mediated hypotension (NMH)) and dysautonomia associated diseases. Research has shown a significant association between NMH and two specific dysautonomias, fibromyalgia (FM), and chronic fatigue syndrome (CFS). Unlike OH, which is a problem with blood pressure regulation immediately after standing, NMH is characterized by a drop in blood pressure only after standing for long periods of time. NMH occurs due to a miscommunication between the heart and brain resulting in a failure to maintain appropriate increases in heart rate after standing for prolonged periods. This is believed to be a problem related specifically to deficient nerve function in the left ventricle that prevents the heart rate from increasing when needed. Instead of increasing, the heart rate actually drops, preventing the necessary amount of blood from being circulated. This leads to NMH symptoms like dizziness and fainting, which are often seen in patients with FM, CFS and other dysautonomias. As norepinephrine naturally regulates both heart rate and vasoconstriction, droxidopa could be an appropriate alternative therapy (among others such as salt, Florinef® and Midodrine) to treat these specific symptoms by enhancing the body’s ability to naturally regulate these functions. Further studies will be needed to determine the contribution of either NMH or NOH to other major components of autonomic diseases such as pain, fatigue, weakness, and incontinence. Furthermore, randomized trials will be needed to indicate whether droxidopa improves the hypotension and whether this in turn shows benefit in additional symptomology within these disease syndromes.

We intend to conduct proof of concept trials to investigate the benefits of droxidopa, if any, in treating both the orthostatic intolerance symptom and the additional symptoms which make up the various dysautonomia conditions. We are currently working with key opinion leaders in FM and CFS concerning the timing and size of an initial trial which would be expected to start sometime after the initiation of clinical trials in NOH and IDH later this year.

Droxidopa Competition

Midodrine (ProAmatine®)

Midodrine is currently the only FDA approved therapeutic for the treatment of orthostatic hypotension. Midodrine, originally developed by Roberts Pharmaceuticals (later acquired by Shire®) under the brand name ProAmatine®, is an alpha-agonist that works by stimulating alpha receptors, subsequently increasing vasculature tone and thereby producing an elevation in blood pressure. Given this direct mechanism of action, it is not surprising that supine hypertension is the most frequently occurring adverse event associated with its use. Midodrine’s product label contains a black box warning and Midodrine does not specifically address neurogenic orthostatic hypotension.

Other than the increase in blood pressure caused by vasoconstriction, additional midodrine side effects include paresthesia, piloerection, dysuria, and pruritis. Annual sales (branded and generic) in the United States total approximately $60 million. In addition to Shire’s manufacturing of the ProAmatine brand, Mylan Pharmaceuticals, Eon Labs and Impax Laboratories are generic manufacturers of the compound.

Fludrocortisone (Florinef®)

Fludrocortisone is also widely used in the treatment of orthostatic hypotension although this specific indication has not been approved by the FDA. Fludrocortisone is a synthetic adrenocortical steroid possessing very potent mineralocorticoid properties and high glucocorticoid activity. Fludrocortisone, in small oral doses (0.1 mg.) produces marked sodium retention and increased urinary potassium excretion leading to enhanced plasma volume and a rise in blood pressure. Side effects include hypertension, water & sodium retention and K+ loss. Fludrocortisone is not FDA approved for this indication. The mechanism of action for fludrocortisone does not specifically address NOH.

Droxidopa Marketing

Our marketing plan for droxidopa includes the establishment of a marketing and sales organization in the United States. With regard to the European Union and other markets, we would expect to partner with or license droxidopa to companies with established infrastructure in those markets.

METABOLICALLY INERT ANTIFOLATES & CH-1504

Overview

Our portfolio of novel antifolate compounds was originally developed by Dr. M. Gopal Nair and licensed by us in 2004. A library of orally available and metabolically inert antifolate compounds with potent autoimmune, anti-inflammatory and anti-tumor properties, these compounds are engineered to treat a broad range of immunological disorders with less harmful and unpleasant side effects than those typically associated with classical antifolates. Diseases that may potentially be treated with metabolically inert antifolates include rheumatoid arthritis, psoriasis, inflammatory bowel disease, cancer and other immunological disorders.

Rheumatoid arthritis is a chronic inflammatory disease that leads to pain, stiffness, swelling and limitation in the motion and function of multiple joints. If left untreated, rheumatoid arthritis can produce serious destruction of joints that frequently leads to permanent disability. Though the joints are the principal body part affected by rheumatoid arthritis, inflammation can develop in other organs as well. The disease currently affects over two million Americans, almost 1% of the population, and is two to three times more prevalent in women. Onset can occur at any point in life with most patients developing the disease between the ages of 35 and 50.

Product Description

CH-1504, the lead product candidate in our antifolate portfolio, potently inhibits dihydrofolate reductase, an enzyme required for cell proliferation. Preclinical and clinical data to date support CH-1504’s superior safety and tolerability profile, as well as possible enhanced potency versus methotrexate or MTX, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases.

CH-1504 is a unique antifolate that we believe might have clinical advantages over MTX as it might have superior efficacy, less toxicity and increased tolerability. Potential advantages of CH-1504 over existing therapies include:

•	higher response rate, including efficacy in patients that have failed MTX therapy;

•	faster onset of action;

•	better tolerability; and

•	superior toxicity profile.

The rationale and scientific data to date indicate that CH-1504 might be more tolerable than other rheumatoid arthritis drugs currently on the market. For example, toxicity is a major factor limiting MTX’s long-term use in treating rheumatoid arthritis. CH-1504, on the other hand, appears to be devoid of the toxicities related to the formation of metabolites. CH-1504 is a metabolism-blocked antifolate with significant pre-clinical data that indicates enhanced safety and tolerability due to the lack of metabolism. Liver and kidney toxicity is manifested frequently during MTX therapies for rheumatoid arthritis, psoriasis, other immunological diseases and cancer and it has been reported that the metabolic byproducts of MTX may play a significant role in these toxicities.

We believe that in rheumatoid arthritis patients, CH-1504 might have significant clinical advantages over MTX due to its metabolic stability. Because of this stability, it can be hypothesized that in those patients who are unresponsive to MTX, CH-1504 might be clinically efficacious since it is not deactivated by these enzymatic processes.

Clinical Development

In June 2005, we commenced Phase I single and multiple dose escalation clinical trials of CH-1504 in healthy volunteers. These trials were conducted at Guy’s Hospital in London under the Clinical Trial Authorization, or CTA, issued by the Medicines and Healthcare Products Regulatory Agency, the United Kingdom’s health authority. The in vivo portion and preliminary analysis of these trials were completed in December 2005.

Continuing evaluation of these results in light of additional preclinical data suggested that the bioavailability of CH-1504 was low and had significant pharmacokinetic (“PK”) variability. Discussions among our personnel, external consultants and potential partners suggested the bioavailability of CH-1504 could be improved through standard alterations to the formulation. Consequently, the company engaged in a comprehensive screening of approximately 25 commercially viable salts and, based on the results of that screening process, selected a disodium salt of CH-1504 to take forward. Having selected a salt formulation, we initiated complimentary pharmaceutical enhancements to the compound that include evaluation of such solid dosage form options as compounding with wetting agents, buffers, enteric coatings or alternatively, liquid filled hard gel capsule technology. The primary goal of these formulation efforts was to improve the solubility of the compound, increasing bioavailability and reducing PK variation of CH-1504.

Following the reformulation of CH-1504, we intend to conduct the required human bioequivalence studies to determine a comparable dose range for global Phase II trials in rheumatoid arthritis. Preliminary discussions with the appropriate regulatory authorities and consultants suggest that we will not be required to conduct bridging toxicology studies or complete additional animal toxicology studies prior to the initiation of our planned bioequivalence trials. Additionally, we do not expect that a maximum tolerated dose trial will be required prior to commencing our Phase II trials. We currently expect that all necessary formulation work will be complete in time to initiate bioequivalence trials in the second quarter of 2007. We anticipate that the safety and pharmacokinetic data from our U.K. Phase I clinical trial along with the results of our planned bioequivalence study will enable us to initiate regulatory agency submissions in support of a multi-national Phase II clinical trial in rheumatoid arthritis. Upon completion of the Phase III studies in rheumatoid arthritis, and having a pre-NDA meeting with the FDA and European Union agencies, we hope to use data from these studies to file an NDA. We cannot predict with certainty the timing of our clinical trials, if or when we might submit an NDA or whether such NDA will be accepted. However, we currently estimate a global filing of the NDA no sooner than 2010, and assuming approval of the NDA, a market launch no sooner than 2011.

Other Potential Indications for CH-1504

As we proceed in our clinical development of CH-1504 for rheumatoid arthritis, we expect to continue our evaluation of its potential in other indications. In particular, should an analysis of interim data from our planned Phase II study in rheumatoid arthritis be supportive, we plan to initiate a Phase II proof of concept trial in psoriasis during 2008. Additional potential indications for CH-1504 include inflammatory bowel disease, psoriatic arthritis and several different kinds of cancer. As CH-1504 advances in rheumatoid arthritis and psoriasis, we will begin to focus on the timing of clinical programs for CH-1504 in these additional indications. Notwithstanding the foregoing, because of our limited funding, clinical studies will initially be pursued in rheumatoid arthritis, followed conditionally by psoriasis.

Pre-clinical studies conducted at the National Cancer Institute have indicated that CH-1504 might also be a better anti-cancer therapy than MTX. It is believed that CH-1504 enters cells by the reduced folate carrier, or RFC, transport system pathway and might be transported up to 4.5 times more efficiently than MTX. CH-1504 has exhibited promising anti-tumor activity in multiple models using a wide variety of cell lines and tumor types. In addition, CH-1504 is active in anti-tumor models known to be resistant to classical polyglutamylated antifolates such as MTX. Collectively this data suggests that CH-1504 is a metabolism-blocked classical antifolate that might be superior to MTX in these diseases.

Antifolate Competition

There are many different drugs that are used to treat rheumatoid arthritis, including hormones, small molecules and biologics, which are manufactured using recombinant technology. The normal course of therapy for rheumatoid arthritis begins with analgesics, such as aspirin, and non-steroidal anti-inflammatory agents, followed by disease modifying anti-rheumatic drugs (DMARDs), including low dose steroids, MTX, DHODH inhibitors and biologics, and, finally, reconstructive joint surgery for patients failing all therapies. DMARDs are the only drugs that have been shown to alter the course of disease.

We believe that because of its possible low toxicity profile and increased effectiveness, CH-1504 might replace MTX and penetrate the non-steroidal anti-inflammatory drug (NSAID) and biologic markets, giving it the potential to become a widely prescribed therapy for rheumatoid arthritis. Medical practitioners prescribe NSAIDs because of their low toxicity. However, if CH-1504’s safety profile and anti-rheumatic effect are superior to MTX , doctors might initiate CH-1504 earlier in the course of treatment than currently prescribed antifolates. The emerging treatment paradigm for medical practitioners is to move patients from NSAIDs to DMARDs early in the disease to improve long-term clinical outcomes as measured by a reduction in joint destruction. The availability of a DMARD that is safer and better tolerated might be expected to encourage this approach. Also, because CH-1504 might not develop treatment resistance (related to metabolism differences) and might be better tolerated, it might delay or decrease the use of expensive biologics in the early stage of the disease. Additionally, as seen with MTX, medical practitioners might administer CH-1504 in combination with biologics as the disease progresses.

The hypothesized efficacy and safety profile of CH-1504 would potentially make it an attractive alternative to existing antifolate and biologic therapies for inflammatory and oncological diseases. We believe CH-1504 can achieve market share not only as a monotherapy at the expense of existing and established products, but also as a therapy prescribed in combination with biologics. Some of the products CH-1504 would compete with include MTX, Johnson & Johnson’s Remicade®, Amgen’s Enbrel®, Abbott Laboratories’ Humira® and Aventis’ Arava®.

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

Currently Available Biologics. Although there have been positive results for biologics, we believe physicians are likely to reserve anti-tumor necrosis factor (anti-TNF) and other biologic therapies for patients who have failed initial MTX monotherapy. Despite increased aggressiveness of treating physicians and easier reimbursement, front line use or combination therapy with multiple biologics is unlikely to occur due to their high costs and side effect profile. Enbrel®, Humira® and Remicade® are TNF blockers that have been approved by the FDA over the last six years and are the top selling biologics for rheumatoid arthritis. These three TNF blockers are administered to patients by injection and can be used alone or in combination with other DMARDs or NSAIDs such as aspirin or ibuprofen. Enbrel®, which is developed by Amgen, is the top selling biologic for rheumatoid arthritis, and is also indicated for juvenile rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Enbrel® is estimated to have had global sales of $1.9 billion for the treatment of rheumatoid arthritis in 2004. Remicade® is a chimeric anti-TNF monoclonal antibody developed by Johnson & Johnson for the treatment of rheumatoid arthritis and Crohn’s disease with combined global sales of $2.1 billion in 2004. Abbott Laboratories’ Humira® had 2004 global sales of $852 million. Both Remicade® and Humira® contain black box warnings for tuberculosis. Rituxan is currently marketed by Genetech and Roche for rheumatoid arthritis in patients refractory to other DMARD therapy. CTLA4Ig, developed by Bristol-Myers Squibb, is being studied as a once-monthly infusion for rheumatoid arthritis. The drug has been recently approved by the FDA and earlier data, as reported by Bristol-Myers Squibb, has shown the drug to be safe as a monotherapy and combination.

DMARDs in Development. Celltech is currently developing CDP-870, a pegylated anti-TNF antibody for the treatment of rheumatoid arthritis and Crohn’s disease. CDP-870 is currently in Phase III studies as a monotherapy and in combination with MTX.

Antifolate Marketing

Given the size of the rheumatoid arthritis market, the vast sales forces required to compete in this market, and the necessary infrastructure required, our marketing strategy for CH-1504 is likely to include contracting with or licensing to third parties, particularly for territories outside the United States. It is possible that we might directly commercialize or co-promote this or another of our antifolate compounds in the smaller therapeutic indications such as psoriasis or inflammatory bowel disease. Out-licensing arrangements might be negotiated and entered into prior to one or more of our antifolate drug candidates being approved for marketing.

I-3D PORTFOLIO

Overview

In May of 2006, we signed an agreement with Active Biotech for the co-development and commercialization of the I-3D portfolio, a group of orally active compounds that inhibit the enzyme dihydroorotate dehydrogenase (DHODH) for the treatment of autoimmune diseases and transplant rejection. At the time of the agreement, Active Biotech had already isolated more than 15 compounds and conducted extensive preclinical modeling resulting in the identification of two potential lead compounds. Pursuant to the agreement, a joint development committee was established to direct the continued development of I-3D compounds with the initial objective of selecting a lead compound with which to initiate Phase I clinical trials.

Having previously demonstrated proof of concept in both rheumatoid arthritis and transplant rejection in animal models, the joint development committee selected AB-224050 as the first I-3D compound to undergo IND-enabling toxicology studies during the third quarter 2006. As part of the ongoing evaluation and preparation for Phase I trials, the joint development committee initiated a Phase 0 (micro-dosing) study to evaluate the half-life of AB-224050 in humans in the first quarter of 2007. Based on the results of the micro-dosing study and other ongoing preclinical activity, it has now been determined that, while demonstrating a significantly shorter half-life than Arava®, AB-224050 will require additional work prior to the commencement of Phase I clinical trials. In 2007, the joint development committee plans to continue preclinical optimization of AB-224050 and conduct further comparisons of AB-224050 versus other compounds in the I-3D portfolio prior to initiating Phase I clinical trials. Accordingly, the I-3D Phase I program is not expected to commence earlier than 2008.

I-3D Additional Indications

In addition to therapeutic applications in rheumatoid arthritis, compounds from the I-3D portfolio are believed to have broad clinical application in immune-mediated inflammatory disorders including transplant rejection, psoriasis and systemic lupus erythematosus.

I-3D Competition

As discussed in conjunction with our antifolate program, there are many different drugs that are used to treat rheumatoid arthritis, including hormones, small molecules and biologics, which are manufactured using recombinant technology. The normal course of therapy for rheumatoid arthritis begins with analgesics, such as aspirin, and non-steroidal anti-inflammatory agents, followed by disease modifying anti-rheumatic drugs or DMARDs, including MTX, DHODH inhibitors, low dose steroids and biologics, and, finally, reconstructive joint surgery for patients failing all therapies. DMARDs are the only drugs that have been shown to alter the course of disease.

Leflunomide (Arava®), first marketed in 1998 as an oral DMARD for the treatment of rheumatoid arthritis, is a cytotoxic that is believed to work by inhibiting the DHODH enzyme to prevent DNA synthesis and limit abnormal cell proliferation. Leflunomide is known to have a half-life of greater than two weeks. Given the length of time required to reach therapeutic levels, a higher dose (loading dose) is initially required before dropping down to a lower maintenance dose. Side effects include diarrhea (27%), dyspepsia (10%) abdominal pain (5%), or nausea (13%) and altered liver function (10%).

I-3D Marketing

Our agreement with Active Biotech provides us with the exclusive North and South American commercial rights to all drugs within the I-3D portfolio, while Active Biotech retains rights for the remaining global markets. In addition to sharing development costs, both parties have agreed to pay the other royalty payments on sales in their respective markets. Given the size of the rheumatoid arthritis market, the vast sales forces required to compete in that market, and the necessary infrastructure required, our marketing strategy for I-3D compounds would likely be similar to that of our strategy for CH-1504 and may include contracting with or licensing to third parties. It is possible that, at some point, we might co-promote in the larger therapeutic markets such as rheumatoid arthritis or market I-3D compounds on our own accord for indications other than rheumatoid arthritis. Any such arrangements might be negotiated and entered into prior to one or more of our I-3D drug candidates being approved for marketing.

Scientific Advisory Boards

We retain the services of certain qualified individuals on our Scientific Advisory Boards (SABs) which normally meet at least twice a year. Meetings or consultations with SAB members are held more often when significant developments arise or new information becomes available that require expert review. The boards provide an opportunity to review our scientific, research and clinical development plans from the perspective of experts and key opinion leaders in the medical community. Specifically, the SABs provide advice concerning the design of clinical research protocols to be utilize for the development of the company’s drug candidates and they provide an opportunity to test the validity of the company’s assumptions regarding the attitudes of the medical community relative to various drug characteristics that might be highlighted during development.

Our Scientific Advisory Board for NOH consists of the following individuals:

Horacio Kaufmann, MD is currently Professor of Neurology and Director of the Autonomic Disorders Research and Treatment Program at Mount Sinai School of Medicine in New York City. Dr. Kaufmann also serves as President of the American Autonomic Society and co-Editor-in-Chief of Clinical Autonomic Research. He is a world expert in autonomic physiology and pathophysiology. He has published extensively in the medical literature, particularly on the treatment of orthostatic hypotension in neurodegenerative disorders, such as Parkinson’s disease and multiple system atrophy. His research on autonomic disorders has been funded by NASA, the NIH and the DANA foundation.

Roy Freeman, MD is Professor of Neurology at Harvard Medical School and director of the Center for Autonomic and Peripheral Nerve Disorders in the Department of Neurology at Beth Israel Deaconess Medical Center in Boston, Massachusetts. Dr. Freeman’s clinical and research expertise is in the physiology and pathophysiology of the autonomic nervous system and small nerve fibers. He is also an authority on the neurological complications of diabetes, the autonomic complications of Parkinson’s disease and multiple system atrophy, the diagnosis and treatment of autonomic and peripheral nervous system disorders and neuropathic pain. Dr. Freeman is widely published in these research areas.

Phillip Low, MD is past chairman of the division of neurophysiology at the Mayo Clinic in Rochester, Minnesota. He is founder and director of the Autonomic Laboratory which evaluates autonomic function. He serves as director of the Mayo Autonomic Disorders Project, the first program grant for autonomic disorders to be funded by the National Institutes of Health. His research is focused on studies of the pathophysiology of orthostatic intolerance and its amelioration. Diseases studied include multiple system atrophy, autoimmune autonomic neuropathy, postural tachycardia syndrome. Dr. Low is Associate Editor of the journal Autonomic Neuroscience. He also serves on the editorial board of numerous publications including Muscle & Nerve, Autonomic Neuroscience, Journal of Clinical Neurophysiology and Journal of Clinical Neuromuscular Diseases. He also serves on the scientific advisory board of the Neuropathy Association and is a member of the steering committee NIDDK/NHLBI Animal Models of Diabetic Complications Neuropathy Disease Validation Committee.

Peter LeWitt, MD is Professor of Neurology and Psychiatry at Wayne State University School of Medicine in Detroit, Michigan. He is a specialist in Parkinson’s disease and other movement disorders and also directs a laboratory research program investigating neurochemical mechanisms and diagnostic markers in Parkinson’s and Alzheimer’s diseases. He has served as a scientific review consultant for the National Institutes of Health and the Veterans Administration. Other advisory affiliations with national organizations include the International Essential Tremor Foundation, and the National Parkinson Foundation. Dr. LeWitt further serves as president of the Michigan Parkinson Foundation. He has been a steering committee member and clinical investigator for the Parkinson Study Group and other clinical trials research consortia. Dr. LeWitt is editor-in-chief of Clinical Neuropharmacology and also serves on the editorial board of the Journal of Neural Transmission.

Our Scientific Advisory Board for rheumatology consists of the following individuals:

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

Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other activities, for our potential products are extensively regulated by governmental authorities in the United States and other countries. Satisfaction of FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required can vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Satisfaction of these requirements will impose costly procedures upon our activities, and we cannot be certain that the FDA or any other regulatory agency will grant approval for any of our products under development on a timely basis, if at all.

Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from pre-clinical and clinical activities are not always conclusive and are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Failure to comply with the applicable requirements might subject us to administrative or judicial sanctions in the United States, such as the FDA’s refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. Even if a product receives regulatory approval, the approval might be significantly limited to specific indications or uses. After regulatory approval is obtained, later discovery of previously unknown problems with a product might result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

Drug Approval Process in the United States

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

The following describes the phases of clinical drug development:

•

Phase I usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness.

•

Phase II usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific indications.

•

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

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless the manufacturing site is cGMP compliant. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA might issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA might require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before we can market our product candidates for additional indications, we must obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

Post-Approval Requirements

Often, even after a drug has been approved by the FDA for sale, the FDA might require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA might withdraw its approval of the drug. In addition, holders of an approved NDA are required to:

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

Orphan Drug Designations

The FDA can grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it might not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not necessarily convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA will not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication.

Regulations Outside the United States

Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States , although the requirements governing the conduct of clinical trials, including additional clinical trials that might be required, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.

In Europe, marketing authorizations may be submitted via a centralized, or decentralized (or national level) approach. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

Manufacturing

We own no manufacturing facilities, quality control laboratories or warehouses for storage and distribution. We use third-party contractors for manufacturing drug substances under development. We also use contractors for preformulation, formulation and analytical development as well as manufacturing of drug products used for clinical studies. If any of our products are approved by the FDA for marketing, we plan to use third-party contractors for producing the commercial product. This strategy enables us to direct our financial resources to product development without devoting resources to the time and costs associated with building manufacturing plants and laboratories. We plan on implementing this strategy for the foreseeable future to increase the speed of product development and commercialization.

Intellectual Property

We actively seek to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other key markets. Our goal is to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates, including CH-1504 and droxidopa, and any future product candidates and proprietary technologies through a combination of contractual arrangements and patents, both in the United States and other countries.

As of February 23, 2007, our patent estate for the antifolate portfolio, including CH-1504, includes one issued U.S. patent, two pending U.S. patent applications, and several related patent applications pending in countries outside the United States, including Europe and Japan. The issued U.S. patent is U.S. Patent No. 5,912,251, issued June 15, 1999 and entitled “Metabolically Inert Anti-Inflammatory and Anti-Tumor Antifolates”, (the ‘251 patent). The first pending U.S. patent application is U.S. patent application number US 2006-0111272 and a corresponding international PCT patent application, published as WO 2006/029385, is dated September 8, 2005. The second pending U.S. patent application is a provisional U.S. patent application directed to certain new antifolate compounds.

The issued U.S. patent covers our current product candidate, CH-1504, as well as certain analogues of CH-1504, including claims to these compounds as compositions of matter, in pharmaceutical formulations and for use in treatment of certain diseases. The pending U.S. patent applications and international PCT applications expand our proprietary position, claiming additional compounds and their uses as well as new uses of CH-1504. We plan to continue to strengthen our patent estate on our antifolate portfolio by filing and pursuing additional patents.

Our patent estate for droxidopa includes one pending U.S. patent application directed to pharmaceutical compositions comprising droxidopa. We plan to continue to strengthen our patent estate on droxidopa by filing and pursuing additional patents.

The patent estate for the I-3D portfolio includes U.S. patent No. 7,074,831, issued July 11, 2006 and additional patents currently issued and pending, with rights accruing to the Company through the co-development agreement with Active Biotech. We plan to continue to strengthen our patent estate on the I-3D portfolio, in collaboration with Active Biotech, by filing and pursuing additional patents.

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

We have a total of eleven (11) employees. We believe the relationships with our employees are satisfactory. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

Where you can find additional information

Our website address is www.chelseatherapeutics.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers and directors as of March 1, 2007.

Name	Age	Position
Simon Pedder	46	President, Chief Executive Officer and Director
J. Nick Riehle	54	Vice President, Administration and Chief Financial Officer
L. Arthur Hewitt	53	Vice President, Drug Development
Keith Schmidt	56	Vice President, Sales and Marketing

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

Keith Schmidt—Vice President, Marketing and Sales. Mr. Schmidt has served as our Vice President, Marketing and Sales since July 2006. In February 2007, Mr. Schmidt was named an executive officer of the Company. Prior to that he was President of his biotech consulting company, Tellico Pharma LLC from June 2005 and served as Vice President of Thomson Healthcare Advanced Therapeutics Communications, a medical education company, from February 2002 until May 2005. From 1996 until January 2002, Mr. Schmidt served as an International Business Leader for Hoffmann-La Roche where he developed and led the global sales and marketing launch efforts for Pegasys and Copegus. Mr. Schmidt earned a Bachelor of Science from South Dakota State University and an MBA from the University of San Francisco.

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

Our operations have been limited to organizing and staffing our company, negotiating in-licensing agreements with out partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the Food and Drug Administration (FDA), the European Medicines Agency (EMEA) and other regulatory agencies and undertaking pre-clinical trials and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We currently have no product revenue and will need to raise additional capital to operate our business.

To date, we have generated no product revenue. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenue. Currently, our primary product candidates are droxidopa and CH-1504, and neither is approved by the FDA nor, with the exception of droxidopa which has Japanese approval, any other regulatory agency for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, licensing fees and grants. We expect to seek additional sources of financing, which might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned pre-clinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we might never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and might never become profitable. From inception through December 31, 2006 we had losses of $19.6 million, and we anticipate losses in the range of $20 to 35 million during the 12 to 18 months commencing January 2007. Actual losses will depend on a number of considerations, including:

•	the pace and success of pre-clinical development and clinical trials for droxidopa, CH-1504 and other product candidates;

•	seeking regulatory approval for our various product candidates;

•	obtaining European Orphan Drug approval for droxidopa from the EMEA;

•	discussions with regulatory agencies concerning the design of our clinical trials;

•	implementing additional internal systems and infrastructure;

•	possible out-licensing of our product candidates;

•	in-licensing and development of additional product candidates; and

•	hiring additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and development expenditures. As a result, we will need to generate significant revenue in order to achieve and maintain profitability. We might not be able to generate revenue or achieve profitability in the future and are unlikely to do so in the near term. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

We might not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize our product candidates including droxidopa, CH-1504, or any other product candidate either currently in our drug candidate portfolio or which we might acquire or develop in the future. We will need FDA approval to commercialize our product candidate in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

•	delay commercialization of, and our ability to derive product revenue from, a product candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we might otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of these product candidates, particularly droxidopa or CH-1504, will severely undermine our business and could substantially extend the period before we have a saleable product, leaving us without any source of revenue until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

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

We might not obtain approval from the EMEA for Orphan Drug Status in the European Union

We are currently involved in the process of applying for orphan drug status for droxidopa in the European Union from the EMEA. The EMEA is authorized to grant orphan drug designation for a drug intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than five persons in 10,000 within the countries of the European Union. Although there are other opportunities for market exclusivity in the European Union, if the EMEA does not grant orphan status for droxidopa it is likely to extend both the time and the cost of our clinical trials, or require us to have separate and more extensive trials for droxidopa in Europe. We can provide no assurance that we will have adequate resources to conduct these additional trials or that they will ultimately result in regulatory approval in Europe.

Our drug candidates may require extensive reformulation work prior to approval or they may prove unsuitable for further development regardless of reformulation efforts.

Our development program for CH-1504 was delayed in May of 2006 as a result of data that came to our attention concerning possible bioavailability issues and animal data suggesting significant variations in blood plasma levels. We have identified possible improvements to the formulation for CH-1504 that we believe will improve the drug relative to these issues, however we cannot determine at this time whether these improvements will be adequate to justify further clinical trials or ultimately to permit FDA and other regulatory approvals. Other formulation issues may arise or prove more significant than anticipated, either with CH-1504 or with other drug candidates in our portfolio.

Our product candidate CH-1504 has had only limited formal clinical trials.

Our product candidate, CH-1504, is in an early stage of development and requires extensive clinical testing. In June 2005, we commenced Phase I dose escalation clinical trials of CH-1504 in humans in the United Kingdom at Guy’s Hospital in London, under the Clinical Trial Authorization, or CTA, issued by the Medicines and Healthcare Products Regulatory Agency, the United Kingdom’s health authority. Following the current reformulation program, additional clinical testing will be required to ascertain equivalency ratios for the reformulated compound as compared to the compound used during the Phase I trials in the UK. Following this additional clinical testing we will determine whether safety and pharmacokinetic data will enable us to initiate Investigational New Drug (IND) submissions for CH-1504 in rheumatoid arthritis with the FDA, EMEA and other health agencies to initiate Phase II trials later this year. After the completion of those trials, we plan on initiating several additional Phase II studies (in other indications) and, as appropriate, Phase III studies in rheumatoid arthritis. Upon completion of the Phase III studies in rheumatoid arthritis, we hope to use data from these studies to file a New Drug Application, or NDA. We currently estimate a global filing of the NDA no sooner than 2010. However, we cannot predict with any certainty the timing of our clinical trials, if or when we might submit an NDA for regulatory approval of this product candidate or whether such an NDA will be accepted.

There has been only very limited testing of our I-3D product candidates.

Our I-3D product candidates being jointly developed with Active Biotech are early in their development. None of the candidates have had adequate toxicology testing in animals to permit clinical testing and there is no clinical evidence of efficacy for any of these candidates, despite limited similarities with compounds currently marketed by others. Animal toxicology trials on our I-3D compounds may not permit further development of these drugs or we may have to carry out toxicology trials on several compounds before we find one that is appropriate for clinical testing. Once clinical trials are undertaken, the compound or compounds may not prove adequately safe and efficacious in humans and may not be approved by the FDA or other regulatory agencies.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of any product candidate will take at least two years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials might be delayed by several factors, including:

•	unforeseen safety issues;

•	clarification of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unexpected emergence of competitive drugs against which our compounds might need to be tested.

In addition, we or the FDA or another governing regulatory agency may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory agency finds deficiencies in the conduct of these or our regulatory submissions. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

The results of our clinical trials might not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process might fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and might delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue. Preliminary clinical trials conducted previously on our CH-1504 compound involved a small patient population over a relatively short period and because of these factors, the results might not be indicative of future results. Moreover, these initial trials were not performed in accordance with standards normally required by the FDA and other regulatory agencies.

We intend to explore additional indications for droxidopa, however these programs may not prove successful.

We have announced our interest in exploring certain additional indications for droxidopa and we may make similar announcements in the future. While trials conducted by our partner, Dainippon Sumitomo Pharma Co., Ltd. (DSP), for the Japanese market provide evidence of efficacy for certain indications, other indications may be explored for which we have no existing clinical evidence of efficacy. Such trials are likely to be very costly. We do not have market approval from the FDA or other regulatory agencies for any of the indications we are exploring and there are no guarantees that additional clinical trials will provide new evidence of efficacy in the targeted indications or permit us to gain market approval from regulatory agencies.

Physicians and patients might not accept and use our drugs.

Even if the FDA approves any of our product candidates, physicians and patients might not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drug;

•	cost-effectiveness of our product relative to competing products;

•	understanding by prescribing physicians of the medical conditions we are attempting to address;

•	availability of reimbursement for our product from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect that sales of our product candidates could, if approved, generate a substantial portion of our product revenue for an extended period, the failure of such a drug to find market acceptance would harm our business and could require us to seek additional financing.

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

Our drug development program also depends upon our partners who are outside our control.

We have licensed certain rights related to droxidopa from Dainippon Sumitomo Pharma Co., Ltd. (DSP) and depend upon them for data and support in advancing our clinical program for this compound. In addition, DSP is currently the sole manufacturer of this compound for our clinical program. Similarly, we are pursuing the development of the I-3D portfolio with our partner, Active Biotech AB and depend on their cooperation to advance the program and to share the cost of development and testing. Without the timely support of these partners, either program could suffer significant delays, require significantly higher spending or face cancellation.

We rely exclusively on third parties to formulate and manufacture any product candidates.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. While we have a contract in place with DSP covering droxidopa, we currently have no contract for the commercial scale manufacture of CH-1504 or other antifolate or I-3D compounds. We intend to contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our current product candidates or any other product candidates that we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

We have no experience selling, marketing or distributing products and only limited internal capability to do so.

We currently have no sales, marketing or distribution capabilities other than as provided by the recent hiring of our Vice President of Sales and Marketing. We do not anticipate having significant additional resources within the next 12 months to allocate to the sales and marketing of our proposed products. As a result, our future success depends, in part, on:

•	our ability to enter into and maintain collaborative relationships for these capabilities, either through out-licensing of our compounds or through contracting organizations;

•	the collaborator’s strategic interest in the products under development; and

•	such collaborator’s ability to successfully market and/or sell any such products.

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

The market for our product candidate CH-1504 is characterized by intense competition and rapid technological advances. The identified market for droxidopa, while smaller, has well established generic competition. If CH-1504, droxidopa or other product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products might provide greater therapeutic convenience, efficacy or other benefits for a specific indication than our products, or might offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we will not achieve sufficient product revenue and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs;

•	launching, marketing and selling drugs; and

•	post-marketing safety surveillance.

Developments by competitors might render our products or technologies obsolete or non-competitive.

Companies that currently sell both generic and proprietary compounds for the treatment of rheumatoid arthritis include but are not limited to Abbott Laboratories, Amgen, Aventis, Barr Laboratories, Boehringer Ingelheim Pharma, Hoffman—La Roche, Johnson & Johnson, Bristol-Myers Squibb and Mylan Laboratories. Companies that currently sell compounds used for the treatment of orthostatic hypotension include Shire, Mylan Pharmaceuticals, Eon Labs, Impax Laboratories and King Pharmaceuticals. Alternative technologies are being developed to treat rheumatoid arthritis by numerous companies including Celltech, which are in advanced clinical trials. See “Description of Business—Competition”. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

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

In addition, we do not anticipate having patent protection on our droxidopa compound if it receives market approval by the FDA. While the orphan drug designation for this compound by the FDA will provide seven (7) years of market exclusivity, we will not be able to exclude other companies from manufacturing and marketing this compound beyond that timeframe.

Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

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

We are a party to a license agreement with M. Gopal Nair under which we license patent rights for our product candidate CH-1504. Similarly, we license patent and/or certain other rights from Dainippon Sumitomo Pharma Co., Ltd. (DSP) for droxidopa and from Active Biotech AB for the I-3D portfolio of compounds. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various milestone payments, royalty payments and other obligations on us. If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. If a licensor challenges our license position, our competitive position and business prospects could be harmed.

Our license agreement with Dr. Nair reserves rights to the licensor in India. Therefore, we will not commercialize CH-1504 in India. Our license agreement with DSP reserves rights to the licensor in Japan, Korea,

China and Taiwan which preclude our commercialization of droxidopa in those markets. Our license agreement with Active Biotech AB grants rights to us only in North America and South America with Active Biotech retaining commercialization rights in the rest of the world.

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

Specifically, not all physicians recognize a separate indication for symptomatic neurogenic orthostatic hypotension and we cannot provide assurances that reimbursement will be approved by the relevant decision makers even if droxidopa receives market approval from the FDA or other regulatory authorities.

We might not successfully manage our growth.

We are a small, development stage company. Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. We currently have eleven (11) employees and anticipate hiring approximately four additional employees over the next 12 months. To manage this growth, we might have to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

As a small, development-stage company, we are highly dependent on our executive officers, including particularly our Chief Executive Officer, Simon Pedder, Ph.D., and our principal scientific, regulatory and medical advisors. Dr. Pedder is the only executive officer whose employment with us is governed by an employment agreement, and the term of employment under that agreement expires in May 2009. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business will be harmed.

As a small, development stage company, we will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel is critical to our success.

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

The trading volume of our common stock is limited and our investors may encounter difficulties selling significant quantities of our stock without adversely impacting the price at which they can sell.

Since listing with the NASDAQ Stock Market in May of 2006 the trading volume for our stock has varied significantly from day to day and often the number of shares traded has been low. For example, from the commencement of trading on the NASDAQ Stock Market on May 2, 2006 through the end of the year, the trading volume of our stock was less than 10,000 shares on 82 of 169 trading days. No assurance can be given that a more liquid trading market will develop.

The prices at which are shares of our common stock are traded will likely be volatile.

You should expect the prices at which our common stock is traded to be highly volatile. For example, since the merger between Chelsea Therapeutics, Inc. and Ivory Capital on February 11, 2005, the trading price of our common stock has been as low as $2.43 and as high as $36.00. Even since the commencement of NASDAQ trading in May 2006, the price has varied from a low of $2.43 to a high of $7.30. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 3,916 square feet of office space in Charlotte, North Carolina. This lease currently requires us to make monthly payments of approximately $4,757 through June 30, 2007 and monthly payments of approximately $4,901 through the expiration date. The lease expires June 30, 2008. We do not own any real property. We believe that our existing facilities are adequate to meet our needs in the near term although the need may arise for expanding our existing facilities within the next 12 to 18 months.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any pending legal proceeding, nor are we aware of any threatened claims against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”) under the symbol “CHTP” since May 2, 2006 and traded on the Over-the-Counter Bulletin Board under the symbol “CHTP.OB” from July 29, 2005 through May 1, 2006 and under the symbol “IVRC.OB” from August 18, 2004 through July 28, 2005. The following table sets forth the high and low bid and ask prices of our common stock, as reported per the appropriate market. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Trading on our common stock has been sporadic, exemplified by low trading volume, with 82 of 169 trading days between our listing on NASDAQ and the end of 2006 having fewer than 10,000 shares traded. All prices reflect the 1-for-9 share exchange executed in connection with our Delaware reincorporation in July 2005.

	High	Low
Fiscal year ended December 31, 2005
First Quarter	$36.00	$5.85
Second Quarter	$9.09	$4.59
Third Quarter	$8.10	$2.70
Fourth Quarter	$3.90	$2.75

Fiscal year ended December 31, 2006
First Quarter	$6.25	$2.81
Second Quarter	$7.30	$3.25
Third Quarter	$4.80	$2.43
Fourth Quarter	$4.85	$3.19

As of March 8, 2007, the last sale price of our common stock on NASDAQ was $5.60 per share. As of March 8, 2007, there were approximately 623 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth financial data with respect to us as of and for the five years ended December 31, 2006. The selected financial data below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7:

	Years ended December 31,					Period from April 3, 2002 (Inception) to December 31, 2006
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$6,864	$5,516	$1,809	$—	$—	$14,189
Sales and marketing	642	524	168	—	—	1,334
General and administrative	2,028	2,076	1,012	—	—	5,116

Total operating expenses	9,534	8,116	2,989	—	—	20,639

Operating loss	(9,534)	(8,116)	(2,989)	—	—	(20,639)
Interest and other income (expense), net	863	200	(28)	—	—	1,035

Net loss	(8,671)	(7,916)	(3,017)	—	—	(19,604)

Basic and diluted net loss per share	$(0.46)	$(0.64)	$(0.47)	$—	$—

Shares used to compute basic and diluted net loss per share	18,780,638	12,321,061	6,431,451	5,428,217	3,970,778

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,897	$3,173	$10,977	$—	$—
Working capital	14,080	2,328	10,476	—	—
Total assets	16,171	3,427	11,141	—	—
Deficit accumulated during the development stage	(19,604)	(10,932)	(3,017)	—	—
Total stockholders’ equity	14,137	2,384	10,541	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINCANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking pre-clinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market such products until at least 2009. Currently, development expenses are being funded with proceeds from private equity financings completed in December 2004 and February 2006. To the extent we are successful in acquiring additional product candidates for our development pipeline and as we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

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

Revenue and Cost of Revenue

We have not generated any revenue from licensing, milestones or product sales through December 31, 2006, and we do not expect to generate revenue within the next 12 to 24 months. We might never be able to generate revenue. None of our existing product candidates are expected to be commercially available until 2009, if at all.

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

Sales and Marketing

Selling and marketing expenses consist primarily of salaries and related expenses that support our business development activity, promotional expenses, expenses related to the branding of our pharmaceutical compounds and certain legal expenses.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

Research and Development

Research and development expenditures are expensed as incurred. We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development costs are expensed as incurred, we measure expense based on work performed for the underlying contract, typically utilizing a percentage-of-completion approach, and record prepaid assets or accrue expenses on a monthly basis for such activities based on the measurement of liability from expense recognition and the receipt of invoices.

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most fees are incurred throughout the contract period and are expensed based on their percentage of completion at a particular date.

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

Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

Accounting for Stock-Based Compensation

We account for our employee stock options and warrants using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-based Payment. SFAS 123R defines a fair value based method of accounting for employee stock options or similar equity instruments. In determining the fair value of the equity instrument, we considered, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying equity and (v) anticipated future forfeitures. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. To determine the expected stock price volatility for the Company’s stock options, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. Given the limited service period for its current employees and the senior nature of the roles for those employees, the Company currently estimates that it will experience no forfeitures for those options currently outstanding. Our results include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant, particularly if our stock price increases. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Results of Operations

The tables below set forth, for the periods indicated, certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

Comparison of Years ended December 31, 2006 and 2005

(in thousands, except percentages)	For the Year ended December 31, 2006	For the Year ended December 31, 2005	$ Increase (Decrease)	% Change
Research and development expense	$6,864	$5,516	$1,348	24%
Sales and marketing expense	642	525	117	22%
General and administrative expense	2,028	2,076	(48)	-2%
Interest income	863	200	663	332%

Research and development expenses for each period consisted primarily of expenses incurred for compensation and related expenses and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates. As a percentage of operating expenses, research and development costs increased from 68% for 2005 to 72% for 2006. During 2006, we continued our manufacturing, pre-clinical, Phase I and Phase II activities for CH-1504 and initiated manufacturing and pre-clinical activities for additional antifolates, droxidopa and a portfolio of therapeutics in partnership with Active Biotech. We also incurred additional licensing costs for CH-1504 and initial licensing costs for droxidopa. During 2006 such expenses were approximately $5.1 million, an increase of approximately $0.9 million when compared to similar expenses for the year ended December 31, 2005. Also contributing to the increase in research and development costs were a $0.1 million increase in compensation and related expenses, a $0.2 million increase in general contractor and outside services expense and a $0.1 million increase in travel costs.

Sales and marketing expenses. We had no formalized selling activities for the year ended December 31, 2006. Sales and marketing expenses are primarily the costs of business development activity and, during 2006, expenses incurred in the initiation and development of marketing and branding programs for droxidopa. Such costs include compensation and related costs, promotional activities, contractor expenses and certain legal expenses. The increase is primarily related to compensation and related expenses, contractor expenses and travel costs.

General and administrative expenses. General and administrative costs focus on support of administrative activities and consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. Contributing to the decrease in these costs were a $0.1 million decrease in investor relations expenses, primarily related to the hiring of a former third-party contractor, a $0.1 million decrease in accounting fees and a $0.1 million decrease in legal fees, offset by a $0.2 million increase in compensation and related expenses and a $0.1 million increase in travel costs.

Interest income. Our cash position in 2006 reflects the proceeds of approximately $21.5 million received from the 2006 Placement. Accordingly, interest earned on short-term, cash equivalent, liquid investments from cash on deposit increased during 2006.

Years Ended December 31, 2005 and 2004

(in thousands, except percentages)	For the Year ended December 31, 2005	For the Year ended December 31, 2004	$ Increase (Decrease)	% Change
Research and development expense	$5,516	$1,809	$3,707	205%
Sales and marketing expense	525	168	357	213%
General and administrative expense	2,076	1,012	1,064	105%
Interest income	200	6	194	3,233%
Interest expense	—	34	(34)	-100%

Research and development expenses for each period consisted primarily of expenses incurred for compensation and related expenses and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates and totaled 68% of total operating expenses for 2005 and 61% for 2004. During 2005, we carried out significant manufacturing, pre-clinical and phase I activities for CH-1504, generating expenses of approximately $4.1 million, an increase of $3.0 million when compared to similar expenses for the year ended December 31, 2004. Also contributing to the increase in research and development costs was an increase of $0.7 million in compensation and related expenses for employees hired during 2004 and early 2005.

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

General and administrative expenses focus on support of administrative activities and consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. A significant factor contributing to the increase was a $0.4 million increase in compensation and related expenses primarily related to a partial year of operations in 2004 versus a full year of operations in 2005. In addition, there was a $0.2 million increase in investor relations expenses, primarily expenses paid to a third-party contractor, a $0.2 million increase in accounting expenses, including auditing fees, tax preparation costs and contractor expenses and a $0.2 million increase in legal fees.

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

Liquidity and Capital Resources

From inception to December 31, 2006, we have incurred an aggregate net loss of approximately $19.6 million as a result of expenses similar in nature to those described above.

We have financed our operations since inception primarily through equity and debt financing. As of December 31, 2006, we had working capital of approximately $14.1 million and cash and cash equivalents of approximately $15.9 million. Cash on hand results from net proceeds from financing activities in December 2004 and February 2006, offset by funds utilized for operating activities. Our financing activities are more fully described in “Financings” below.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our continuing efforts to secure in-licensing opportunities. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. From inception through December 31, 2006 we had losses of $19.6 million, and we anticipate losses in the range of $20 to 30 million during the 12 to 18 months commencing January 2007.

Actual losses will depend on a number of considerations, including:

•	the pace and success of pre-clinical development and clinical trials for our droxidopa, CH-1504 and other product candidates;

•	seeking regulatory approval for our product candidates;

•	obtaining European Orphan Drug approval for droxidopa from the EMEA;

•	discussions with regulatory agencies concerning the design of our clinical trials;

•	possible out-licensing of certain of our product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

Financings

On February 13, 2006, we raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of our $0.0001 par value common stock plus warrants for the purchase of 2,149,999 shares of our $0.0001 par value common stock. The warrants permit the holders to purchase the underlying common shares at $4.20 each and are redeemable at our option in the event that the volume weighted average closing bid price of our common stock for any twenty (20) consecutive trading days is at least $9.00 per share. In connection with this offering, we engaged Paramount BioCapital, Inc. as placement agent and paid commissions and other offering-related expenses of approximately $1.6 million in cash and warrants to purchase 716,666 shares of our common stock with an exercise price of $3.30 per share, or 110% of the price of the shares sold in the offering and a fair value of approximately $0.98 per share. Under the terms of the financing we filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on March 29, 2006.

In December 2004, we raised gross proceeds of approximately $14.5 million through the sale of 5,532,994 shares of our $0.0001 par value common stock. The amount raised included the conversion of a $1.7 million stockholder loan along with accrued interest, for which a total of 677,919 shares of common stock were issued. In connection with this offering, we engaged Paramount BioCapital, Inc. as placement agent and paid commissions and other offering-related expenses of approximately $1.0 million in cash and warrants to purchase 483,701 shares of our common stock with a fair value of approximately $0.03 per share.

License Agreement and Development Agreement Obligations

In March 2004, we entered into a License Agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by us as CH-1504 and related compounds. The license provides us exclusive, worldwide (excluding India) rights for CH-1504.

In 2004, as consideration for these rights, we paid $150,000 and issued Dr. Nair and his designees 471,816 shares of common stock at an estimated aggregate value of $402. As additional consideration, we agreed to pay to Dr. Nair and or his designees (1) royalties on the sales should any compounds be approved for commercial sale; (2) milestone payments, payable upon achievement of clinical milestones; and (3) payments to be made on specified anniversary dates, some of which may be payable in equity, at our discretion, through 2009. During 2006 and 2005, we made additional payments to Dr. Nair under the agreement of $100,000 per year. At December 31, 2006, remaining future milestone and anniversary payments, which are subject to our rights to terminate the license agreement, totaled approximately $2,050,000.

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

In May 2006, we entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (DSP) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information relating to droxidopa including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, we paid DSP $100,000 and issued 63,131 shares of our $0.0001 par value common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, we agreed to pay DSP and or its designees (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the agreement. At December 31, 2006, remaining future milestone payments, subject to our right to terminate the license agreement, totaled $4.0 million, some of which may be payable in equity. Subsequent to execution of the agreement, we agreed that DSP will initiate, and we will fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with cGMP regulations and all existing manufacturing requirements of the FDA. Such activities are currently ongoing and shall continue over a two-year period.

In January 2007, we received notification that the FDA had granted orphan drug designation for droxidopa for the treatment of symptomatic neurogenic orthostatic hypotension. Based on the terms of the DSP agreement, the granting of orphan drug designation for droxidopa triggered a milestone payment to DSP of $250,000. We made such payment in February 2007. As of the date of that payment, remaining future milestone payments totaled $3.75 million.

In May 2006, we entered into a development and commercialization agreement with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the license and co-development agreement, an initial payment of $1.0 million was made to Active Biotech during the quarter ended June 30, 2006 with such funds to be utilized to cover the initial costs of research and development efforts jointly approved by both parties. At December 31, 2006 we had expensed the entire $1.0 million payment and had expensed additional costs of $0.3 million under the program related to costs of research and development. Subsequent clinical development efforts will be jointly conducted and funded by both parties via a Joint Development Committee with equal representation from both parties. The agreement also provides us with the exclusive North and South American commercial rights to all drugs within this portfolio, while Active Biotech will retain rights for the remaining global markets. In addition to sharing development costs, both parties will pay royalty payments to the other on sales in their respective markets. Active Biotech will also receive certain defined milestone payments related to clinical development and receipt of revenue from commercialization of the compounds. Unless terminated by either party with six months written notice, the agreement shall remain in effect until the earlier of (1) the expiration of the last to expire patent rights indicated under the agreement or (2) fifteen (15) years from the date of the first commercial sale of the product. As of December 31, 2006, remaining future milestone payments, subject to our right to terminate the agreement, totaled $15.5 million.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our resources at December 31, 2006 and our projection of spending needs during 2007, we expect that we will want to secure additional financing during 2007 to support our planned operational activities.

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

Contractual Obligations and Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments due by period
Category	Total	< 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$87,354	$57,948	$29,406	$—	$—
Purchase obligations	5,405,011	3,980,853	1,424,158	—	—

Total	$5,492,365	$4,038,801	$1,453,564	$—	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our short-term investments and our lack of debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of the financial statements filed herewith is found on page 42.

(b) The unaudited quarterly financial data for the two-year period ended December 31, 2006 is as follows:

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$2,695,824	$1,678,200	$1,764,329	$1,977,818
Loss from operations	(2,695,824)	(1,678,200)	(1,764,329)	(1,977,818)
Net loss	(2,638,517)	(1,621,692)	(1,715,075)	(1,940,438)
Basic and diluted loss per share (a)	$(0.22)	$(0.13)	$(0.14)	$(0.16)

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$2,441,780	$2,091,556	$2,353,937	$2,646,911
Loss from operations	(2,441,780)	(2,091,556)	(2,353,937)	(2,646,911)
Net loss	(2,295,959)	(1,843,926)	(2,110,788)	(2,420,703)
Basic and diluted loss per share (a)	$(0.14)	$(0.09)	$(0.11)	$(0.12)

(a)	Basic and diluted loss per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. As such, the sum of the quarters may not necessarily be equal to the full year loss per share amount. Basic and diluted loss per share are identical since potentially dilutive securities are excluded from the calculations, as the effect is anti-dilutive for all periods presented.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

The information required by Item 10 with respect to identification of our executive officers has been included in Item 1 of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements.

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)	Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger by and among Ivory Capital Corporation, Chelsea Therapeutics, Inc. and Chelsea Acquisition Corp, dated as of January 17, 2005.	8-K	01/17/05	2.1

2.2	Agreement and Plan of Merger between Ivory Capital Corporation and Chelsea Therapeutics International, Ltd., dated as of June 17, 2005.	8-K	07/28/05	2.2

3.1	Certificate of Incorporation for Chelsea Therapeutics International, Ltd.	S-1/A	08/18/05	3.1

3.2	Bylaws of Chelsea Therapeutics International, Ltd.	S-1/A	08/18/05	3.2

10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K	02/16/05	10.1

10.3	Form of Subscription Agreement for the purchase of Series A Preferred Stock of Chelsea Therapeutics, Inc.	8-K	02/16/05	10.3

10.4	Chelsea Therapeutics, Inc. 2004 Stock Plan, as amended, and forms of Notice of Stock Option Grant and Stock Option Agreement, as amended.				X

10.5	Form of Subscription Agreement and Warrant for the purchase of common stock, par value $0.0001 per share, of Chelsea Therapeutics International, Ltd.	8-K	02/17/06	10.5

10.6	Placement Agency Agreement dated November 28, 2005 between Chelsea Therapeutics International, Ltd. and Paramount BioCapital, Inc.	10-K	03/08/06	10.6

10.7	Employment Agreement between Chelsea Therapeutics International, Ltd. and Dr. Simon Pedder, effective May 1, 2006.	8-K	05/01/06	10.7

10.8**	Development and Commercialization Agreement dated as of May 5, 2006 between Active Biotech AB and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.8

10.9**	Exclusive License Agreement dated May 26, 2006 between Dainippon Sumitomo Pharma Co., Ltd. and Chelsea Therapeutics, Inc.	10-Q	08/14/06	10.9

10.10**	Finder’s Agreement dated May 26, 2006 between Paramount BioCapital, Inc. and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.10

21.1	Subsidiaries of Chelsea Therapeutics International, Ltd.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.
**	The registrant has requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March 2007.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

By:	/S/ SIMON PEDDER
Simon Pedder, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 12th day of March 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd.

We have audited the accompanying consolidated balance sheets of Chelsea Therapeutics, International, Ltd. and Subsidiary (A Development Stage Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and the period from April 3, 2002 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Therapeutics International, Ltd. and Subsidiary (A Development Stage Company) as of December 31, 2006 and 2005, and their results of operations and cash flows for each of the three years in the period ended December 31, 2006 and the period from April 3, 2002 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/    J.H. COHN LLP

Roseland, New Jersey

January 26, 2007

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$15,897,329	$3,173,434
Prepaid contract research and manufacturing	167,606	106,952
Other prepaid expenses and other current assets	49,214	89,977

Total current assets	16,114,149	3,370,363
Property and equipment, net	42,938	43,200
Other assets	13,461	13,461

	$16,170,548	$3,427,024

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,255	$504,416
Accrued compensation and related expenses	409,955	245,273
Accrued contract research and manufacturing	1,448,470	171,415
Other accrued expenses	134,312	121,516

Total liabilities	2,033,992	1,042,620
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 19,707,129 and 12,383,188 shares issued and outstanding, respectively	1,971	1,238
Additional paid-in capital	33,738,242	13,315,447
Deficit accumulated during the development stage	(19,603,657)	(10,932,281)

Total stockholders’ equity	14,136,556	2,384,404

	$16,170,548	$3,427,024

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,			Period from April 3, 2002 (inception) to December 31, 2006
	2006	2005	2004
Operating expenses:
Research and development	$6,864,357	$5,515,596	$1,808,650	$14,188,603
Sales and marketing	642,263	524,597	168,479	1,335,339
General and administrative	2,027,564	2,075,978	1,011,700	5,115,242

Total operating expenses	9,534,184	8,116,171	2,988,829	20,639,184

Operating loss	(9,534,184)	(8,116,171)	(2,988,829)	(20,639,184)
Interest income	862,808	200,449	6,290	1,069,547
Interest expense	—	—	(34,020)	(34,020)

Net loss	$(8,671,376)	$(7,915,722)	$(3,016,559)	$(19,603,657)

Net loss per basic and diluted share of common stock	$(0.46)	$(0.64)	$(0.47)

Weighted average number of basic and diluted common shares outstanding	18,780,638	12,321,061	6,431,451

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Issuance of common stock to founders in April 2002	5,428,217	$542	$4,083	$(4,625)	$—	$—	$—

Balance at December 31, 2003	5,428,217	542	4,083	(4,625)	—	—	—
Common stock issued in March 2004, at approximately $0.0009 per share, for license fee	471,816	47	355	—	—	—	402
Sale and issuance of common stock in April 2004, at approximately $0.0009 per share to chief executive	478,330	48	360	—	—	—	408
Receipt of cash for stock subscription receivable	—	—	—	4,625	—	—	4,625
Sale and issuance of common stock with detachable warrants in December 2004 at approximately $2.45 per share, net of issuance costs	5,532,994	554	13,550,255	—	—	—	13,550,809
Deferred stock-based compensation	—	—	33,525	—	(33,525)	—	—
Amortization of deferred stock- based compensation	—	—	—	—	1,529	—	1,529
Net loss	—	—	—	—	—	(3,016,559)	(3,016,559)

Balance at December 31, 2004	11,911,357	1,191	13,588,578	—	(31,996)	(3,016,559)	10,541,214
Recapitalization of the Company (See Note 1)	457,168	46	(400,046)	—	—	—	(400,000)
Employee stock options exercised	14,663	1	998	—			999
Adoption of SFAS 123R			(31,996)	—	31,996		—
Amortization of deferred stock- based compensation			99,319				99,319
Variable accounting for stock options granted to third party			58,594	—			58,594
Net loss						(7,915,722)	(7,915,722)

Balance at December 31, 2005	12,383,188	1,238	13,315,447	—	—	(10,932,281)	2,384,404
Sale and issuance of common stock with detachable warrants in February 2006 at approximately $2.77 per share, net of issuance costs	7,166,666	717	19,854,935				19,855,652
Common stock issued in March 2006, at par, pursuant to net-share (cashless) exercise of common stock warrants	15,461	2	(2)				—
Common stock issued in May 2006, at approximately $4.35 per share, for license fee	63,131	6	274,615				274,621
Employee stock options exercised	78,683	8	5,072				5,080
Stock-based compensation			283,983				283,983
Variable accounting for stock options granted to third party			4,192				4,192
Net loss						(8,671,376)	(8,671,376)

Balance at December 31, 2006	19,707,129	$1,971	$33,738,242	$—	$—	$(19,603,657)	$14,136,556

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,			Period from April 3, 2002 (inception) to December 31, 2006
	2006	2005	2004
Operating activities:
Net loss	$(8,671,376)	$(7,915,722)	$(3,016,559)	$(19,603,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	283,983	99,319	1,529	384,831
Non-cash stock-based variable accounting compensation	4,192	58,594	—	62,786
Depreciation and amortization	35,389	25,527	11,371	72,287
Stock issued for license agreement	274,621	—	402	275,023
Non-cash interest expense	—	—	34,020	34,020
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,891)	(97,904)	(99,025)	(216,820)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	826,690	416,312	381,036	1,624,038
Accrued compensation and related expenses	164,682	26,733	218,540	409,955

Net cash used in operating activities	(7,101,710)	(7,387,141)	(2,468,686)	(16,957,537)

Investing activities:
Acquisitions of property and equipment	(35,127)	(17,564)	(62,535)	(115,226)
Security deposits	—	—	(13,461)	(13,461)

Net cash used in investing activities	(35,127)	(17,564)	(75,996)	(128,687)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000	1,745,000
Proceeds from sales of common stock, net of issuance costs	19,855,652	—	408	19,856,060
Proceeds from exercise of stock options	5,080	999	—	6,079
Proceeds from sales of equity securities, net of issuance costs	—	—	11,771,789	11,771,789
Recapitalization of the Company	—	(400,000)	—	(400,000)
Receipt of cash for stock subscription receivable	—	—	4,625	4,625

Net cash provided by (used in) financing activities	19,860,732	(399,001)	13,521,822	32,983,553

Net increase (decrease) in cash and cash equivalents	12,723,895	(7,803,706)	10,977,140	15,897,329
Cash and cash equivalents, beginning of period	3,173,434	10,977,140	—	—

Cash and cash equivalents, end of period	$15,897,329	$3,173,434	$10,977,140	$15,897,329

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

In May 2006, in conjunction with and as compensation for activities related to the licensing agreement with Dainippon Sumitomo Pharma Co., Ltd. and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its $0.0001 par value common stock, with an exercise price of $4.31 per share. These warrants were not valued at December 31, 2006 as their exercise is conditioned on an event, the occurrence of which was undeterminable at December 31, 2006 and accordingly, had no reportable fair value at that date. In January 2007, the event occurred and the Company recorded a charge based on the warrants’ aggregate fair value determined at January 2007 of $433,750 (see Note 5).

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

On February 11, 2005, pursuant to an Agreement and Plan of Merger dated as of January 17, 2005 (the “Merger Agreement”), Chelsea Therapeutics, Inc. (“Chelsea”) merged with and into Chelsea Acquisition Corp. (the “Merger”), a wholly-owned subsidiary of Ivory Capital Corporation (“Ivory”), which at that time was a reporting public corporation with no operations. In accordance with the Merger Agreement, each share of the outstanding preferred and common stock of Chelsea automatically converted into approximately 10.563 shares of the no par value common stock of Ivory. Accordingly, and after giving effect for the Delaware reincorporation and in connection with the Merger, Ivory issued an aggregate of 11,911,357 shares of its common stock to the former stockholders of Chelsea. At the date of the Merger, there were 457,168 shares of Ivory’s capital stock issued and outstanding. After giving effect to the issuance of shares in the Merger and the Delaware reincorporation, Ivory had outstanding 12,368,514 shares of common stock. In addition, immediately prior to the Merger, there were outstanding options and warrants to purchase 1,592,876 shares of the common stock of the Company. In conjunction with and immediately prior to the Merger, Chelsea issued additional warrants for the purchase of 105,516 shares of its common stock as consideration for events that facilitated the Merger.

Immediately after the date of the Merger, the parties who immediately prior thereto held common stock of Ivory continued to own an aggregate of 457,168 shares of the $0.0001 par value common stock of Ivory, equaling 3.25% of the outstanding common stock of Ivory on a fully diluted basis assuming exercise of all stock options, warrants and any other instruments that are convertible into equity.

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

Chelsea was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc. On July 8, 2004, Aspen amended its Certificate of Incorporation with the State of Delaware to change its name to Chelsea Therapeutics, Inc. Chelsea Therapeutics International, Ltd. was incorporated in the State of Delaware on June 17, 2005. Chelsea is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed compounds target a variety of prevalent medical conditions; particularly rheumatoid arthritis, psoriasis, cancer, other immunological disorders and neurogenic orthostatic hypotension.

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

Basis of Presentation

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking pre-clinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception.

The Company has sustained operating losses since its inception and expects such losses to continue over the next several years. Management plans to continue financing the operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or cease operations. Based on our resources at December 31, 2006 and our projection of spending needs during 2007, we will want to secure additional financing during 2007 to support our planned operational activities. If we are not able to obtain financing when needed, we might be unable to carry out our business plan. As a result, we might have to significantly delay certain activities or limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly-liquid investments with maturities of three months or less from the date of purchase.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using undiscounted cash flows. Through December 31, 2006, there has been no such impairment.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development expenditures are expensed as incurred. We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development costs are expensed as incurred, we measure expense based on work performed for the underlying contract, typically utilizing a percentage-of-completion approach, and record prepaid assets or accrue expenses on a monthly basis for such activities based on the measurement of liability from expense recognition and the receipt of invoices.

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most fees are incurred throughout the contract period and are expensed based on their percentage of completion at a particular date.

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

Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as potentially dilutive securities from stock options and stock warrants would have an antidilutive effect since the Company incurred a net loss. The number of shares of common stock potentially issuable at December 31, 2006, 2005 and 2004 upon exercise or conversion that were not included in the computation of net loss per share totaled 5,307,980, 1,641,157 and 847,536, respectively.

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

Stock-Based Compensation

On February 11, 2005, the date of the Merger, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), Share-based Payment to account for its stock options. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values determined using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requisite service periods in the Company’s Statements of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock options issued to employees and non-employee directors under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-based Compensation.

The Company adopted SFAS 123R using the modified prospective application to all grants made after February 11, 2005. The adoption of SFAS 123R had no effect on the financial results of the Company from the application of the original provisions of SFAS 123.

The fair value of each option award made to employees and directors during the years ended December 31, 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the assumptions noted in the following table. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. To determine the expected stock price volatility for the Company’s stock options, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. Given the limited service period for its current employees and the senior nature of the roles for those employees, the Company currently estimates that it will experience no forfeitures for those options currently outstanding. Prior to February 11, 2005, under the provisions of SFAS 123, the Company utilized the minimum value model and assumed no volatility in determining the fair value of options granted. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

	For the years ended December 31,
	2006	2005	2004
Risk-free interest rate	4.31% to 5.12%	3.72% to 3.89%	3.58%
Expected life of options	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%
Expected volatility	37.66%	0% to 41.31%	n/a
Forfeitures	0%	0%	n/a

The Company recorded compensation expense of $283,983, $99,319 and $1,529 for the years ended December 31, 2006, 2005 and 2004, respectively, in conjunction with option grants made to employees and non-employee directors. As of December 31, 2006, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of $958,916, which will be recognized over a remaining average period of 2.9 years. The expected future amortization expense for unrecognized compensation expense for stock option grants to employees and non-employee directors at December 31, 2006 is as follows:

Year ending December 31, 2007	$330,732
Year ending December 31, 2008	330,732
Year ending December 31, 2009	247,735
Year ending December 31, 2010	49,717

$958,916

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted to consultants, advisors or other independent contractors that provide services to the Company are accounted for under the provisions of SFAS 123R and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. To date, option awards to consultants, advisors or other independent contractors have been granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; have 10-year contractual terms; and vest dependent upon the completion of performance commitments. As such, the value of stock options is measured at the then-current market value as of financial reporting dates and compensation cost is recognized for the net change in the fair value of the options for the reporting period, until such performance commitments are met. Once each commitment is met, the options that vest in association with that commitment are adjusted, for the last-time, to the then-current fair value and compensation cost is recognized accordingly (See Note 6).

In determining the fair value of options granted to consultants, advisors and other independent contractors, the Company uses the Black-Scholes closed-form option valuation model in a manner consistent with its use in determining the fair value of options granted to employees and directors. However, the expected life of the options is based on the contractual lives as defined in agreements with the third parties and ranged from one to three years for grants made during 2005. No grants were made during 2006.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“FAS No. 109”), Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN No. 48 will be applied to all tax positions accounted for under FAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company currently believes that the adoption of FIN 48 will have no material impact on its consolidated financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 (“FSP 00-19-2”), Accounting for Registration Payment Arrangements. FSP 00-19-2 addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 will be effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company currently believes that the adoption of FSP 00-19-2 will have no material impact on its consolidated financial position or results of operations.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
Furniture and fixtures	$52,818	$48,660
Software	19,046	—
Computer and office equipment	43,362	31,439

	115,226	80,099
Less—accumulated depreciation	(72,288)	(36,899)

	$42,938	$43,200

Depreciation and amortization expense was $35,389, $25,527 and $11,371 for the years ended December 31, 2006, 2005 and 2004, respectively.

3. Private Placement of Common Stock

On February 13, 2006, the Company raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of its $0.0001 par value common stock plus warrants for the purchase of 2,149,999 shares of its $0.0001 par value common stock (the “2006 Placement”). The aggregate fair value of these warrants was approximately $1,488,000. The warrants permit the holders to purchase the underlying common shares, for cash only, at $4.20 each and are exercisable in whole at any time, or in part from time to time, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the Company’s volume weighted-average closing bid price of its common stock is greater than $9.00 per share for any twenty (20) consecutive trading days provided that the Company gives thirty (30) business days’ written notice to the holders and simultaneously calls all warrants on the same terms. Under the terms of the 2006 Placement, the Company agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on March 29, 2006.

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

4. Related Party Transactions

Finder’s Agreement

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”). In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”), a related party. Under the terms of the Finder’s Agreement, the Company paid Paramount an initial payment of $35,000 and issued warrants to Paramount or its affiliates for the purchase of 250,000 shares of its $0.0001 par value common stock at an exercise price of $4.31 per share. These warrants were not valued at December 31, 2006 as their exercise is conditioned on an event, the occurrence of which was undeterminable at December 31, 2006 and accordingly, had no reportable fair value at that date. In January 2007, the event occurred and the Company recorded a charge based on the warrants’ then determined aggregate fair value of $433,750. As additional consideration, the Company agreed to (1) make future milestone payments, upon achievement of milestones as defined in the Finder’s Agreement, to Paramount that totaled $185,000 as of December 31, 2006; (2) pay royalties on sales should any licensed compound become available for commercial sale; and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP. Subsequent to December 31, 2006, the company made a milestone payment to under the Finder’s Agreement of $35,000 upon the granting of Orphan Drug designation for droxidopa for the treatment of symptomatic nuerogenic orthostatic hypotension by the United States Food & Drug Administration.

Financing Costs

The Company also engaged Paramount to act as placement agent (the “Agent”) for the 2006 placement (See Note 3). In connection with the 2006 Placement, Chelsea Therapeutics, Inc. paid the Agent commissions and other offering-related expenses of approximately $1.6 million in cash and issued warrants to designated employees of the Agent to purchase 716,666 shares of its $0.0001 par value common stock with an exercise price of 110% of the purchase price per share based on shares sold in the 2006 Placement, or $3.30 per share and an aggregate fair value of approximately $705,000. Under the terms of the financing we filed a registration statement with the SEC within 30 days of the closing for the shares of common stock underlying these warrants and such registration became effective on March 29, 2006. The Company has also agreed to indemnify the Agent against certain liabilities, including liabilities under the Securities Act of 1933.

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

Loans

At various times during 2004, Paramount BioCapital Investments, LLC, an affiliate of the Agent, loaned to the Company an aggregate principal amount of $1,745,000. The loans were evidence by promissory notes bearing interest at 5% per annum. At the date of the closing of the 2004 Placement, the loan had been assigned by

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Paramount BioCapital Investments, LLC to the Lindsay A. Rosenwald 2000 Irrevocable Trust (the “Trust”). In conjunction with the 2004 Placement, the Company issued 677,919 shares of its $0.0001 par value common stock to the Trust at a conversion rate of approximately $2.62 per share as repayment of the original $1,745,000 principal amount of the loan and $34,020 of interest thereon.

Other Relationships

Dr. Michael Weiser and Dr. Jason Stein, who are both members of the Board of Directors of the Company, were full-time employees of either the Agent or its affiliates until November 2006. In addition, Mr. David M. Tanen, who was a member of the Board of Directors of the Company until June 2006, was a full-time employee of the Agent until August 2004.

5. Commitments

Facility Lease

In 2004, the Company leased its corporate headquarters under an operating lease, as amended, that expires in June 2008. The lease contains no provisions for renewal periods of any fixed lengths. Should the Company decide to extend the lease beyond the current lease expiration date without successfully negotiating a new lease, such payment would be made on a month-to-month basis and, accordingly, are not included in the future minimum payment amount below. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $56,278, $54,653 and $26,922, respectively.

Future minimum payments are $57,948 and $29,406 for the years ending December 31, 2007 and 2008, respectively.

License Agreements

In March 2004, the Company entered into a License Agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides us exclusive, worldwide (excluding India) rights for CH-1504. The Company made an upfront payment in May 2004 of $150,000, a milestones payment as required by the agreement of $100,000 each in March 2006 and 2005 and is required to make additional payments upon the achievement of specific development and regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Future potential milestone and anniversary payments total approximately $2,050,000 and there are no minimum royalties required under the agreement.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and Regulatory Documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its $0.0001 par value common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and or its designees (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. At December 31, 2006, remaining

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future milestone payments, subject to the Company’s right to terminate the license agreement, totaled $4.0 million. Subsequent to execution of the DSP Agreement, the Company and DSP have agreed to initiate, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with cGMP regulations and all existing manufacturing requirements of the United States Food and Drug Administration. Such activities are currently ongoing and shall continue over a two-year period. Based on work performed by DSP as of December 31, 2006, the Company had accrued approximately $0.9 million.

In January 2007, the Company received notification that the United States Food & Drug Administration had granted Orphan Drug designation for droxidopa for the treatment of symptomatic neurogenic orthostatic hypotension. Based on the terms of the DSP agreement, the granting of Orphan Drug designation for droxidopa generated a liability to DSP of $250,000. We paid such liability in February 2007. As of the date of that payment, remaining future milestone payments totaled $3.75 million.

The amount expended under these agreements and charged to research and development expense was $474,621, including the value of common stock issued, during the year ended December 31, 2006, $100,000 during the year ended December 31, 2005 and approximately $150,000 along with the issuance of 471,816 shares of the $0.0001 par value common stock of the Company with a nominal value during the year ended December 31, 2004.

Development and Commercialization Agreement

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB (“AB”) to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (“DHODH”) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the license and co-development agreement, an initial payment of $1.0 million was made to AB during the quarter ended June 30, 2006 with such funds to be utilized to cover the initial costs of research and development efforts jointly approved by both parties. At December 31, 2006 we had expensed the entire $1.0 million payment and had expensed additional costs of $0.3 million under the program related to costs of research and development. We also had recorded a net prepaid expense of approximately $0.1 million at December 31, 2006. Subsequent clinical development efforts shall be jointly conducted and funded by the Company and AB via a Joint Development Committee with equal representation from both parties. The partnership also establishes a licensing agreement providing Chelsea with the exclusive North and South American commercial rights to all drugs within this portfolio, while Active Biotech will retain rights for the remaining global markets. In addition to sharing development costs, both Chelsea and Active Biotech will pay the other partner royalty payments on sales in their respective markets. Active Biotech will also receive certain defined milestone payments related to clinical development and receipt of revenue from commercialization of the compounds. Unless terminated by either party with six months written notice, the Development Agreement shall remain in effect until the earlier of (1) the expiration of the last to expire patent rights indicated under the Development Agreement or (2) fifteen (15) years from the date of the first commercial sale of the product. As of December 31, 2006, remaining future milestone payments, subject to the Company’s right to terminate the Development Agreement, totaled $15.5 million.

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities as contracted at December 31, 2006. However, there can be cancellation

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees associated with these contracts that could be punitive in nature. Commitments under research and development programs represent contractual commitments entered into for materials and services in the normal course of business and totaled $5.4 million at December 31, 2006, of which $4.0 million should be paid in the year ending December 31, 2007 and $1.4 million should be paid during the two years ending December 31, 2009, based on the Company’s current estimate of the timeframe for achieving the milestones outlined in the corresponding agreements.

6. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation provides that the Board of Directors of the Company has the authority to issue up to an aggregate of 5,000,000 shares of preferred stock in one or more classes or series and to determine, with respect to any such class or series, the designations, powers, preferences and rights of such class or series, and the qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices, liquidation preferences and the number of shares constituting any class or series or the designation of such class or series, without further vote or action by the stockholders.

As of December 31, 2006, no shares of preferred stock were issued and outstanding.

Common Stock

In May 2006, the Company issued 63,131 shares of its $0.0001 par value common stock as consideration for a product license agreement with DSP (see Note 5), with a value of approximately $4.35 per share, or $274,621.

During April 2004, 471,816 common shares were issued as consideration in the product license agreement (see Note 5) and 478,330 shares were sold to Simon Pedder, the Company’s President and Chief Executive Officer under the terms of his employment agreement. These shares were valued at what was, at that time, Chelsea’s common stock estimated aggregate fair value of $402 and $408, respectively, with such nominal values reflecting an Asset-Based valuation methodology.

During 2002, the Company issued 5,428,217 shares of its $0.0001 par value common stock for a subscription receivable of $4,625.

Warrants

At December 31, 2006 and 2005, the company had outstanding warrants to purchase 3,675,440 and 589,217 shares of the company’s $0.0001 par value common stock, respectively, at prices ranging from $2.62 to $4.31 per share.

In May 2006, in conjunction with and as compensation for activities related the product license agreement with DSP (see Note 4) and under a Finder’s Agreement (see Note 4), the Company issued warrants to purchase 250,000 shares of its $0.0001 par value common stock, with an exercise price of $4.31 per share. These warrants were not valued at December 31, 2006 as their exercise is conditioned on an event, the occurrence of which was undeterminable at December 31, 2006 and accordingly, had no reportable fair value at that date. In January 2007, the event occurred and the Company recorded a charge based on the warrants’ aggregate fair value determined at January 2007 of $433,750.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, in conjunction with the 2006 Placement (see Note 3), the Company issued warrants for the purchase of 2,149,999 shares of its $0.0001 par value common stock. The aggregate fair value of these warrants was approximately $1,488,000. The warrants permit the holders to purchase the underlying common shares at $4.20 each and are redeemable at the Company’s option in the event that the volume weighted average closing bid price of our common stock for any twenty (20) consecutive trading days is at least $9.00 per share. The Company also issued warrants to the Agent (see Note 4) to purchase 716,666 shares of its $0.0001 par value common stock with an exercise price of 110% of the purchase price per share based on shares sold in the 2006 Placement, or $3.30 per share and an aggregate fair value of approximately $705,000.

In February 2005, in conjunction with and as compensation for facilitating the Merger (see Note 1), the Company issued warrants for the purchase of 105,516 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The aggregate fair value of these warrants was approximately $26,700.

In December 2004, as compensation for fundraising efforts related to the 2004 Placement (see Note 4), the Company issued warrants to purchase 483,701 shares of its $0.0001 par value common stock, with a purchase price of 110% of the purchase price per share based on shares sold in the 2004 Placement, or, as converted under terms of the Merger Agreement, $2.88 per share. The aggregate fair value of these warrants was approximately $14,400.

Exercise of Common Stock Warrants

In March 2006, a warrant holder exercised the right to purchase 15,221 shares of the Company’s $0.0001 par value common stock pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 7,507 shares of its $0.0001 par value common stock to the warrant holders based on the excess of the market price of $5.70 per share over the exercise price of $2.88 per share.

In March 2006, a warrant holder exercised the right to purchase 15,221 shares of the Company’s $0.0001 par value common stock pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 7,954 shares of its $0.0001 par value common stock to the warrant holders based on the excess of the market price of $6.05 per share over the exercise price of $2.88 per share.

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

Options awards to employees and directors are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; and generally have 10-year contractual terms.

During the years ended December 31, 2006, 2005 and 2004, the Company granted stock options to employees and non-employee directors for the purchase of 668,085, 756,451 and 305,152 shares of its $0.0001 par value common stock, respectively. The grants made during the year ended December 31, 2006 had a

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average exercise price of $3.61 per share, a weighted average grant date fair value of approximately $1.47 per share and an aggregate intrinsic value as of December 31, 2006 of approximately $0.1 million. The grants made during the year ended December 31, 2005 had a weighted average exercise price of $2.66 per share, a weighted average grant date fair value of $0.47 per share and an aggregate intrinsic value as of December 31, 2006 of approximately $0.9 million. The grants made during the year ended December 31, 2004 had a weighted average exercise price of $0.17 per share, a weighted average grant date fair value of $0.03 per share and an aggregate intrinsic value as of December 31, 2006 of approximately $1.1 million. Each option granted to employees and non-employee directors in 2006 and to employees in 2005 vests as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Each option granted to non-employee directors in 2005 vests as to 100% of the shares on the first anniversary of the vesting commencement date. Each option granted to employees and non-employee directors in 2004 vests as to 50% of the shares on the first and second anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company recorded compensation expense of $283,983, $99,319 and $1,529 for the years ended December 31, 2006, 2005 and 2004, respectively in conjunction with option grants made to employees and non-employee directors. As of December 31, 2006, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of $958,916, which will be recognized over a remaining average period of 2.9 years.

In November 2005, the Company granted a stock option to a third-party contractor to purchase 5,000 shares of its $0.0001 par value common stock at an exercise price of $3.10 per share. The option vests 25% at each calendar quarter end date from the date of issuance. For the years ended December 31, 2006 and 2005, based on the fair value of these options, the Company recorded compensation expense of $4,192 and $5,464, respectively. At December 31, 2006, these options had fully vested.

In December 2004, the Company granted a stock option to a third-party contractor to purchase 58,683 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share. The option was scheduled to vest monthly over a 36-month period. On October 31, 2005, the Company terminated its relationship with this contractor and the vested portion of the options subsequently expired unexercised after thirty (30) days. For the year ended December 31, 2005, based on the fair value of these options, the Company recorded compensation expense of $53,130.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information since inception is as follows:

	Available For Grant	Activity/ Balance	Wtd Avg Exercise Price
Establish 2002 Option Plan	1,085,648	—

Balance at December 31, 2002	1,085,648	—

2003 Activity		—	n/a

Balance at December 31, 2003	1,085,648	—

Cancel 2002 Stock Option Plan	(1,085,648)	—
Establish 2004 Stock Option Plan	1,085,648	—
2004 Option grants	(363,835)	363,835	$0.56

Balance at December 31, 2004	721,813	363,835

2005 Plan Amendment	410,784	—
2005 Option grants	(761,451)	761,451	$2.66
2005 Cancellations	58,683	(58,683)	$2.62
2005 Exercises		(14,663)	$0.07

Balance at December 31, 2005	429,829	1,051,940

2006 Plan Amendments	1,148,568	—
2006 Option grants	(668,085)	668,085	$3.61
2006 Cancellations	8,802	(8,802)	$2.62
2006 Exercises		(78,683)	$0.06

Balance at December 31, 2006	919,114	1,632,540

As of December 31, 2006, there were 1,632,540 options outstanding under the Plan with a weighted average remaining life of 8.75 years, a weighted average grant date fair value of $0.83 per share and an intrinsic value of approximately $1.8 million. Also, options for 416,923 shares had vested and were exercisable at December 31, 2006 with a weighted average remaining contractual life of 7.82 years, a weighted average grant date fair market value of $0.27 per share and an aggregate intrinsic value of approximately $1.0 million. During the year ended December 31, 2006, options for 78,683 shares were exercised with a weighted average exercise price of $0.06 per share and an aggregate intrinsic value as of the dates of exercise of approximately $0.3 million. During the year ended December 31, 2005, options for 14,663 shares were exercised with a weighted average exercise price of $0.07 per share and an aggregate intrinsic value as of the date of exercise of approximately $43,000. No options were exercised during the year ended December 31, 2004. The weighted average exercise price for all vested and unvested options outstanding as of December 31, 2006, 2005 and 2004 is approximately $2.73, $1.98 and $0.17 per share, respectively.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2006	2005	2004
Common stock warrants outstanding	3,675,440	589,217	483,701
Common stock options outstanding	1,632,540	1,051,940	363,835
Common stock options authorized for future grants	919,114	429,829	721,813

	6,227,094	2,070,986	1,569,349

7. Income Taxes

The components of the deferred tax assets and the valuation allowance are shown below. The state carryforwards are shown net of federal tax.

	December 31,
	2006	2005	2004
Deferred tax assets:
Net operating loss carryforward—Federal	$6,245,286	$3,554,624	$868,955
Net operating loss carryforward—State	844,950	480,920	117,565
Capitalized start-up and licensing costs	337,364	144,510	105,910
Compensation costs and deferred stock compensation	156,037	46,419	75,346
Other temporary differences	(40,785)	(20,936)	(7,707)

	7,542,852	4,205,537	1,160,069
Less valuation allowance	(7,542,852)	(4,205,537)	(1,160,069)

	$—	$—	$—

The reasons for the difference between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the losses before income tax benefit are as follows:

	December 31,
	2006	2005	2004
Rate reconciliation:
Statutory federal rate	-34.00%	-34.00%	-34.00%
State income tax rate (net of federal benefit)	-4.60%	-4.60%	-4.60%
Certain non-deductible epenses	0.11%	0.13%	0.14%
Effect of net operating loss carryforwards and valuation allowance	38.49%	38.47%	38.46%

Effective tax rate	0.00%	0.00%	0.00%

Given the Company’s history of incurring operating losses, the Company’s ability to realize its deferred tax assets is not considered more likely than not. As a result, a valuation allowance equal to the total deferred tax assets has been established. The valuation allowance as of December 31, 2006, 2005 and 2004 was approximately $7.5 million, $4.2 million and $1.2 million, respectively.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the Company had potentially utilizable federal and state net operating loss carryforwards of approximately $18.4 million. The net operating loss carryforwards expire in various amounts for federal and state tax purposes through 2026 and 2021, respectively.

The utilization of the Company’s net operating losses may be subject to a substantial limitation should a change of ownership occur or have occurred, as defined under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation could result in the expiration of the net operating loss carryforwards before their utilization.

8. Savings and Retirement Plan

During 2005, the Company established a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. The Company matches such contributions up to a maximum of 4% of the employee’s salary, as defined. For the years ended December 31, 2006 and 2005, the Company made contributions of $47,695 and $38,894, respectively.

9. Subsequent Events

Orphan Drug Status and Milestone Payments

In January 2007, the Company received notification that the United States Food & Drug Administration had granted Orphan Drug designation for droxidopa for the treatment of symptomatic nuerogenic orthostatic hypotension. Based on the terms of the DSP agreement (see Note 5), the granting of Orphan Drug designation for droxidopa generated a liability of $250,000. We paid such liability in February 2007.

In addition, under terms of the Finder’s Agreement with Paramount BioCapital (see Note 4), the Company made a milestone payment of $35,000. The Company had also issued warrants under the Finder’s agreement to purchase 250,000 shares of its $0.0001 par value common stock, with an exercise price of $4.31 per share. These warrants were not valued at December 31, 2006 as their exercise is conditioned on the granting of orphan drug status by the FDA, the occurrence of which was undeterminable at December 31, 2006. Accordingly, the warrants had no reportable fair value at that date. In January 2007 the Company recorded a charge based on the warrants’ aggregate fair value of $433,750, determined as of the date Orphan Drug Status was granted.

Grant of Stock Options

Subsequent to December 31, 2006, the Company granted options for the purchase of 630,500 shares of its $0.0001 par value common stock to employees and non-employee directors. These grants, made during the first quarter of 2007, have a weighted average exercise price of $5.65 per share, a weighted average fair value of $3.35 per share and were granted at an exercise price equal to the closing market value of the Company’s stock on the dates of grant.