Form 10-Q
period 2007-06-30
Chelsea Therapeutics International, Ltd.
filed 2007-08-07
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2007, there were 22,512,954 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,005,329	$15,897,329
Prepaid contract research and manufacturing	98,614	167,606
Other prepaid expenses and other current assets	143,105	49,214

Total current assets	23,247,048	16,114,149
Property and equipment, net	32,074	42,938
Other assets	13,461	13,461

	$23,292,583	$16,170,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$260,521	$41,255
Accrued compensation and related expenses	307,043	409,955
Accrued contract research and manufacturing	2,558,806	1,448,470
Other accrued expenses	330,525	134,312

Total liabilities	3,456,895	2,033,992

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 22,459,006 and 19,707,129 shares issued and outstanding, respectively	2,246	1,971
Additional paid-in capital	46,436,406	33,738,242
Deficit accumulated during the development stage	(26,602,964)	(19,603,657)

Total stockholders’ equity	19,835,688	14,136,556

	$23,292,583	$16,170,548

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from April 3, 2002 (inception) to
	2007	2006	2007	2006	June 30, 2007
Operating expenses:
Research and development	$2,155,547	$1,434,881	$5,322,836	$3,129,652	$19,511,439
Sales and marketing	602,805	66,392	819,420	310,531	2,154,759
General and administrative	722,694	590,283	1,372,106	1,093,153	6,487,348

Total operating expenses	3,481,046	2,091,556	7,514,362	4,533,336	28,153,546

Operating loss	(3,481,046)	(2,091,556)	(7,514,362)	(4,533,336)	(28,153,546)
Interest income	317,619	247,630	515,055	393,451	1,584,602
Interest expense	—	—	—	—	(34,020)

Net loss	$(3,163,427)	$(1,843,926)	$(6,999,307)	$(4,139,885)	$(26,602,964)

Net loss per basic and diluted share of common stock	$(0.14)	$(0.09)	$(0.33)	$(0.23)

Weighted average number of basic and diluted common shares outstanding	22,404,328	19,608,096	21,196,442	17,838,791

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stock- holders’
	Shares	Amount	capital	stage	equity
Balance at January 1, 2007	19,707,129	$1,971	$33,738,242	(19,603,657)	$14,136,556
Common stock issued in February 2007, at par, pursuant to net-share (cashless) exercise of common stock warrants	4,928	—	—	—	—
Sale and issuance of common stock with detachable warrants in March 2007 at approximately $4.33 per share, net of issuance costs	2,648,306	265	11,476,412	—	11,476,677
Fair value of warrants issued in May 2006 in consideration of finder’s fee at approximately $1.75 per share for which vesting was conditioned on an event that occurred in January 2007	—	—	433,750	—	433,750
Common stock issued in April 2007, at approximately $5.63 per share, for license fee	26,643	3	149,997	—	150,000
Common stock issued in June 2007, at $4.20 per share, pursuant to exercise of common stock warrants	60,000	6	251,994	—	252,000
Employee stock options exercised	12,000	1	306	—	307
Stock-based compensation			385,705		385,705
Net loss				(6,999,307)	(6,999,307)

Balance at June 30, 2007	22,459,006	$2,246	$46,436,406	$(26,602,964)	$19,835,688

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		Period from April 3, 2002 (inception) to
	2007	2006	June 30, 2007
Operating activities:
Net loss	$(6,999,307)	$(4,139,885)	$(26,602,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	385,705	122,054	770,536
Non-cash stock-based variable accounting compensation	—	4,074	62,786
Depreciation and amortization	18,088	16,270	90,375
Stock issued for license agreement	150,000	274,621	425,023
Non-cash interest expense	—	—	34,020
Fair value of warrants for finder’s agreement	433,750	—	433,750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24,899)	(850,613)	(241,719)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	1,525,815	550,165	3,149,853
Accrued compensation and related expenses	(102,912)	(22,302)	307,043

Net cash used in operating activities	(4,613,760)	(4,045,616)	(21,571,297)

Investing activities:
Acquisitions of property and equipment	(7,224)	(33,580)	(122,450)
Security deposits	—	—	(13,461)

Net cash used in investing activities	(7,224)	(33,580)	(135,911)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from sales of equity securities, net of issuance costs	11,476,677	19,855,652	43,104,526
Proceeds from exercise of employee stock options	307	5,080	6,386
Proceeds from exercise of common stock warrants	252,000	—	252,000
Recapitalization of the Company	—	—	(400,000)
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	11,728,984	19,860,732	44,712,537

Net increase in cash and cash equivalents	7,108,000	15,781,536	23,005,329
Cash and cash equivalents, beginning of period	15,897,329	3,173,434	—

Cash and cash equivalents, end of period	$23,005,329	$18,954,970	$23,005,329

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

AS OF JUNE 30, 2007

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 12, 2007 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

AS OF JUNE 30, 2007

(Unaudited)

circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

NOTE 2 STOCK-BASED COMPENSATION

The Company has a stock incentive plan (the “Plan”) under which incentive stock options may be granted. On April 26, 2007, the Board of Directors approved an increase of 1,500,000 shares in the number of shares available for grant under the Plan, increasing the shares available for grant to 4,145,000 shares of the Company’s $0.0001 par value common stock. The increase was approved by stockholders at the Company’s annual meeting of stockholders held on June 8, 2007. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

There were no stock options granted to employees and non-employee directors during the three months ended June 30, 2007. During the three months ended June 30, 2006, the Company granted stock options to employees and non-employee directors for the purchase of 167,585 shares of its $0.0001 par value common stock. These grants had a weighted average exercise price of approximately $3.90 per share, a weighted average grant date fair value of approximately $1.62 per share and an intrinsic value of approximately $0.5 million as of June 30, 2007.

During the six months ended June 30, 2007 and 2006, the Company granted stock options to employees and non-employee directors for the purchase of 630,500 and 618,085 shares of its $0.0001 par value common stock, respectively. The grants made during the six months ended June 30, 2007 had a weighted average exercise price of approximately $5.65 per share, a weighted average grant date fair value of approximately $3.35 per share and aggregate intrinsic value as of June 30, 2007 of approximately $0.7 million. The grants made during the six months ended June 30, 2006 had a weighted average exercise price of $3.59 per share, a weighted average grant date fair value of approximately $1.47 per share and aggregate intrinsic value as of June 30, 2007 of approximately $1.9 million.

Each option granted to employees and non-employee directors during the three and six months ended June 30, 2007 and 2006 vest as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	n/a	5.12%	4.76% to 4.82%	4.31% to 5.12%
Expected life of options	n/a	5 years	5 years	5 years
Expected dividend yield	n/a	0%	0%	0%
Expected volatility	n/a	37.66%	66.01%	37.66%
Estimated forfeitures	n/a	0%	0%	0%

The Company recorded compensation expense for the three and six months ended June 30, 2007 of $214,886 and $385,705, respectively and compensation expense for the three and six months ended June 30, 2006 of $67,512 and $122,054, respectively, in conjunction with option grants made to employees and non-employee directors. As of June 30,

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(Unaudited)

2007, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $2.7 million, which will be recognized over a remaining average period of 3.1 years.

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

As of June 30, 2007, there were 2,251,040 options outstanding under the Plan with a weighted average remaining contractual life of 8.43 years, a weighted average exercise price of approximately $3.56 per share and an intrinsic value of approximately $3.5 million. Also, options for 741,956 shares had vested and were exercisable at June 30, 2007 with a weighted average remaining contractual life of 7.67 years, a weighted average exercise price of approximately $2.20 per share and an intrinsic value of approximately $3.3 million. During the three and six months ended June 30, 2007, options for 12,000 shares were exercised with a weighed average exercise price of approximately $0.03 per share and an aggregate intrinsic value as of the date of exercise of approximately $63,000. During the three and six months ended June 30, 2006, options for 78,683 shares were exercised with a weighted average exercise price of approximately $0.06 per share and an aggregate intrinsic value as of the dates of exercise of approximately $0.3 million.

NOTE 3 LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2007 and 2006 upon exercise or conversion that were not included in the computation of net loss per share totaled 6,651,541 and 5,266,782 shares, respectively.

NOTE 4 PRIVATE PLACEMENT OF COMMON STOCK

On March 22, 2007, the Company raised gross proceeds of approximately $12.5 million through the sale of 2,648,306 shares of its $0.0001 par value common stock plus warrants for the purchase of 794,492 shares of its $0.0001 par value common stock (the “2007 Placement”). The aggregate fair value of these warrants was approximately $1,281,000. The warrants permit the holders to purchase the underlying common shares at $5.66 each and are exercisable in whole at any time, or in part from time to time, for five years from the date of issuance. The exercise of the warrants must be in cash unless there is no effective registration statement covering the resale of the common stock underlying the warrants, in which case, cashless exercise is permitted. The warrants are redeemable at par value at the Company’s option in the event that the Company’s volume weighted-average closing bid price of its common stock is greater than $12.00 per share for any twenty (20) consecutive trading days provided that the Company gives sixty (60) business days’ written notice to the holders and simultaneously calls all warrants on the same terms. Under the terms of the 2007 Placement, the Company agreed to and filed a registration statement with the SEC within 30 days of the closing of the 2007 Placement.

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

AS OF JUNE 30, 2007

(Unaudited)

its $0.0001 par value common stock to the warrant holder based on the excess of the market price of $6.05 per share over the exercise price of $2.88 per share.

On June 6, 2007, a warrant holder exercised the right to purchase 60,000 shares of the $0.0001 par value common stock of the Company on a cash basis at an exercise price of $4.20 per share. The Company recorded aggregate cash proceeds of $252,000 in conjunction with this transaction.

NOTE 6 LICENSING AGREEMENTS

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its $0.0001 par value common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability recorded at March 31, 2007. The Company is required to make additional payments upon the achievement of specific development and regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Future potential milestone and anniversary payments total approximately $1,750,000 and there are no minimum royalties required under the agreement.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and Regulatory Documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its $0.0001 par value common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and or its designees (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. During the six months ended June 30, 2007, the Company made a milestone payment under the agreement of $250,000 and has remaining future milestone payments, subject to the Company’s right to terminate the license agreement, totaling $3.75 million. The Company and DSP have also initiated, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the United States Food and Drug Administration. Such activities are currently ongoing and shall continue over a two-year period. Based on work performed by DSP as of June 30, 2007, the Company had recorded an accrued liability of approximately $1.5 million.

In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”). In May 2006, pursuant to the Finder’s Agreement, the Company issued warrants for the purchase of 250,000 shares of its $0.0001 par value common stock at an exercise price of $4.31 per share. The exercise of these warrants is conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge for the fair value of the warrants at January 2007 of $433,750. The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the warrants at the date the condition lapsed, based on a risk-free interest rate of 4.79%, an expected life of three (3) years, an expected dividend yield of 0%, an expected volatility of 66.01% and no estimated forfeitures. As additional consideration, the Company agreed to (1) make future milestone payments, upon achievement of milestones as defined in the Finder’s Agreement, to Paramount; (2) pay royalties on sales should any licensed compound become available for commercial sale; and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP. During the six months ended June

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(Unaudited)

30, 2007, the company made a milestone payment to Paramount under the Finder’s Agreement of $35,000 and has remaining future milestone payments under the Finder’s Agreement of $150,000.

NOTE 7 DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the license and co-development agreement, an initial payment of $1.0 million was made to AB during the quarter ended June 30, 2006 with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties. During the three and six months ended June 30, 2007, the Company expensed approximately $0.2 million and $0.4 million, respectively, pursuant to its agreement with Active Biotech. The Company had also recorded a net accrued liability of approximately $0.1 million at June 30, 2007. In addition to sharing development costs, both the Company and Active Biotech will pay the other partner royalty payments on sales in their respective markets. Active Biotech will also receive certain defined milestone payments related to clinical development and receipt of revenue from commercialization of the compounds. Unless terminated by either party with six months written notice, the agreement shall remain in effect until the earlier of (1) the expiration of the last to expire patent rights indicated under the Development Agreement or (2) fifteen (15) years from the date of the first commercial sale of the product. As of June 30, 2007, remaining future milestone payments, subject to the Company’s right to terminate the Development Agreement, totaled $15.5 million.

NOTE 8 SUBSEQUENT EVENTS

In July 2007, various warrant holders exercised rights to purchase 90,241 shares of the $0.0001 par value common stock of the Company, with an average exercise price of approximately $2.90 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 53,948 shares of its $0.0001 par value common stock to the various warrant holders based on the excess of the average market price on the dates of exercise of approximately $7.21 per share over the average exercise price.

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

Overview

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking pre-clinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market such products until at least 2009. Development expenses have and are being funded with proceeds from private equity financings completed in December 2004, February 2006 and March 2007. To the extent we are successful in acquiring additional product candidates for our development pipeline and as we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

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

Accounting for Stock-Based Compensation. We account for our employee stock options and warrants using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-based Payment. SFAS 123R defines a fair value based method of accounting for employee stock options or similar equity instruments. In determining the fair value of the equity instrument, we considered, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying shares and (v) anticipated future forfeitures. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividends reflect our current and expected future policy for dividends on our common stock. To determine the expected stock price volatility for our stock options, we examined historical volatilities for industry peers closely related to the current status of our business, but with sufficient trading history to be able to determine volatility. Utilizing a weighted average calculation to account for the limited price history of our stock, we utilized the historical volatility of our stock price in combination with the historical volatility of the industry peers selected to determine an appropriate volatility factor. We will continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for our common stock becomes available. Given the limited service period for our current employees and the senior nature of the roles for those employees, we currently estimate that we will experience no forfeitures for those options currently outstanding. Our results include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Results of Operations

Three Months Ended June 30, 2007 and 2006

The table below sets forth, for the periods indicated, certain items in our consolidated statements of income and other pertinent financial and operating data (in thousands).

	For the three months ended		$ Increase	% Change
	June 30, 2007	June 30, 2006
Research and development expense	$2,156	$1,435	$721	50%
Sales and marketing expense	603	66	537	814%
General and administrative expense	723	590	133	23%
Interest income	318	248	70	28%

Research and development expenses for each period consisted primarily of expenses incurred for compensation and related expenses and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates. Although, as a percentage of operating expenses, research and development costs decreased to 62% from 69% for the three months ended June 30, 2007 and 2006, respectively, actual research and development spending increased. During the three months ended June 30, 2007, we recorded expenses related to our manufacturing, Phase I and Phase II activities for CH-1504 as well as costs for our manufacturing and pre-clinical activities for additional antifolates, droxidopa and a portfolio of therapeutics in partnership with Active Biotech. During the three months ended June 30, 2007, such expenses were approximately $1.5 million, an increase of approximately $1.0 million when compared to expenses of a similar nature for the three months ended June 30, 2006. Licensing costs decreased when comparing the three months ended June 30, 2007 and 2006 as we recorded no expense for licensing during the three months ended June 30, 2007. We recorded approximately $0.4 of licensing costs during the three months ended June 30, 2006, primarily for droxidopa. There were also increases in compensation and related expenses and travel costs during the three months ended June 30, 2007 when compared to the three months ended June 30, 2006 that contributed to the increase in research and development costs.

Sales and marketing expenses. We had no formalized selling activities for the three months ended June 30, 2007. Sales and marketing expenses are primarily the costs of business development activity and, during 2007, expenses incurred in the initiation and development of marketing and branding programs for droxidopa. Such costs include compensation and related costs, promotional activities, contractor expenses and certain legal expenses. The significant increase in sales and marketing expenses for the three months ended June 30, 2007 compared to June 30, 2006 is primarily related to approximately $0.4 million of costs for branding activities, investor symposium costs and non-advertising publication activities for droxidopa. Also contributing to the increase are increases in compensation and related expenses and higher legal expenditures, principally for intellectual property and patent activities, incurred during the three months ended June 30, 2007.

General and administrative expenses. General and administrative expenses focus on support of administrative activities and consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. Contributing to the increase in general and administrative expenses for the three months ended June 30, 2007 compared to June 30, 2006 were increases in compensation and related expenses, travel costs and governmental fees and taxes, offset by decreases in legal fees and stock exchange fees.

Interest income. During the three months ended June 30, 2007, our cash available for investment had increased reflecting the gross proceeds of approximately $12.5 million received from our March 2007 financing. In addition, cash available for investment includes the remaining proceeds from our February 2006 financing after funding operations during 2006. Accordingly, interest earned on short-term, cash equivalent, liquid investments from cash on deposit increased for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 and 2006

The table below sets forth, for the periods indicated, certain items in our consolidated statements of income and other pertinent financial and operating data (in thousands).

	For the six months ended
	June 30, 2007	June 30, 2006	$ Increase	% Change
Research and development expense	$5,323	$3,130	$2,193	70%
Sales and marketing expense	819	311	508	163%
General and administrative expense	1,372	1,093	279	26%
Interest income	515	393	122	31%

Research and development expenses for each period consisted primarily of expenses incurred for compensation and related expenses, licensing fees and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates. As a percentage of operating expenses, research and development costs increased slightly to 71% from 69% for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we continued our manufacturing, pre-clinical, Phase I and Phase II activities for CH-1504 as well as our manufacturing and pre-clinical activities for additional antifolates, droxidopa and a portfolio of therapeutics in partnership with Active Biotech. We also incurred additional licensing costs for CH-1504, licensing costs for droxidopa and an expense of approximately $0.4 million related to warrants for 250,000 shares of our common stock, dated May 2006, the vesting of which was conditioned on an event that occurred in January 2007. During the six months ended June 30, 2007, such expenses were approximately $4.2 million, an increase of approximately $2.0 million when compared to similar expenses for the six months ended June 30, 2006. Also contributing to the increase in research and development costs were increases in compensation and related expenses, travel costs and insurance expenses.

Sales and marketing expenses. We had no formalized selling activities for the six months ended June 30, 2007. Sales and marketing expenses are primarily the costs of business development activity and, during 2007, expenses incurred in the initiation and development of marketing and branding programs for droxidopa. Such costs include compensation and related costs, promotional activities, contractor expenses and certain legal expenses. The significant increase in sales and marketing expenses for the six months ended June 30, 2007 compared to June 30, 2006 is primarily related to approximately $0.4 million of costs for branding activities, investor symposium costs and non-advertising publication activities for droxidopa. Also contributing to the increase are increases in compensation and related expenses, offset by a decrease in legal expenditures.

General and administrative expenses. General and administrative expenses focus on support of administrative activities and consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. Contributing to the increase in general and administrative expenses for the six months ended June 30, 2007 compared to June 30, 2006 were increases in compensation and related expenses, accounting fees and governmental fees and taxes, offset by decreases in legal fees, recruiting costs and stock exchange fees.

Interest income. During the six months ended June 30, 2007, our cash available for investment had increased reflecting the gross proceeds of approximately $12.5 million received from our March 2007 financing. In addition, cash available for investment includes the remaining proceeds from our February 2006 financing after funding operations during 2006. Accordingly, interest earned on short-term, cash equivalent, liquid investments from cash on deposit increased for the six months ended June 30, 2007.

Liquidity and Capital Resources

From inception to June 30, 2007, we have incurred an aggregate net loss of approximately $26.6 million, as a result of expenses similar in nature to those described above.

We have financed our operations since inception primarily through equity and debt financing. As of June 30, 2007, we had working capital of approximately $19.8 million and cash and cash equivalents of approximately $23.0 million. Cash on hand results from net proceeds from financing activities in March 2007, February 2006 and December 2004, offset by funds utilized for operating activities.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our continuing efforts to secure in-licensing opportunities. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. From inception through June 30, 2007 we had losses of $26.6 million, and we anticipate losses in the range of $21 million to $46 million during the 12 to 18 months commencing July 2007.

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

We will be subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our Annual Report on Form 10-K for fiscal year 2007.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On June 8, 2007, the Company held its Annual Meeting of Stockholders.

(b)	At that Annual Meeting, Simon Pedder, Michael Weiser, Kevan Clemens, Neil Herskowitz, Johnson Y.N. Lau and Jason Stein were re-elected for one-year terms as members of the Board of Directors.

(c)	In total, three matters were voted on at the Annual Meeting: (1) the re-election of the six directors as described in item (b) above; (2) the approval of an amendment of the Company’s 2004 Stock Plan; and (3) the ratification of J.H. Cohn, LLP as the Company’s independent registered public accounting firm for 2007. A tabulation for each matter is as follows:

1)	The stockholders elected the following directors to serve for the ensuing year and until their successors are elected by the following votes:

	FOR	WITHHELD
Simon Pedder	15,200,490	111

Michael Weiser	15,095,141	105,460

Kevan Clemens	14,020,568	1,180,033

Neil Herskowitz	14,663,477	537,124

Johnson Y. N. Lau	14,020,568	1,180,033

Jason Stein	14,118,280	1,082,321

2)	The stockholders approved an amendment to the Company’s 2004 Stock Plan increasing the number of shares of common stock reserved for issuance thereunder from 2,645,000 to 4,145,000 shares as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
10,229,332	2,744,405	18,687	2,208,177

3)	The stockholders ratified the appointment of J. H. Cohn, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
15,200,491	-0-	110

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: August 6, 2007	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and
Chief Financial Officer