Form 10-Q
period 2007-09-30
Chelsea Therapeutics International, Ltd.
filed 2007-11-13
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 8, 2007, there were 29,917,454 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,081,445	$15,897,329
Prepaid contract research and manufacturing	87,830	167,606
Other prepaid expenses and other current assets	166,129	49,214

Total current assets	21,335,404	16,114,149
Property and equipment, net	40,206	42,938
Other assets	13,461	13,461

	$21,389,071	$16,170,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,474,839	$41,255
Accrued compensation and related expenses	428,648	409,955
Accrued contract research and manufacturing	2,444,612	1,448,470
Other accrued expenses	218,548	134,312

Total liabilities	4,566,647	2,033,992

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 22,528,082 and 19,707,129 shares issued and outstanding, respectively	2,252	1,971
Additional paid-in capital	46,665,952	33,738,242
Deficit accumulated during the development stage	(29,845,780)	(19,603,657)

Total stockholders’ equity	16,822,424	14,136,556

	$21,389,071	$16,170,548

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from April 3, 2002
	For the three months ended September 30,		For the nine months ended September 30,		(inception) to
	2007	2006	2007	2006	September 30, 2007
Operating expenses:
Research and development	$2,652,206	$1,745,319	$7,975,042	$4,874,971	$22,163,645
Sales and marketing	235,775	150,137	1,055,195	460,668	2,390,534
General and administrative	662,325	458,481	2,034,431	1,551,634	7,149,673

Total operating expenses	3,550,306	2,353,937	11,064,668	6,887,273	31,703,852

Operating loss	(3,550,306)	(2,353,937)	(11,064,668)	(6,887,273)	(31,703,852)
Interest income	307,490	243,149	822,545	636,600	1,892,092
Interest expense	—	—	—	—	(34,020)

Net loss	$(3,242,816)	$(2,110,788)	$(10,242,123)	$(6,250,673)	$(29,845,780)

Net loss per basic and diluted share of common stock	$(0.14)	$(0.11)	$(0.47)	$(0.34)

Weighted average number of basic and diluted common shares outstanding	22,512,364	19,707,129	21,639,903	18,468,414

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

			Additional	Deficit accumulated during the	Total stock-
	Common stock		paid-in	development	holders’
	Shares	Amount	capital	stage	equity
Balance at January 1, 2007	19,707,129	$1,971	$33,738,242	(19,603,657)	$14,136,556

Common stock issued in 2007, at par, pursuant to net-share (cashless) exercises of common stock warrants	68,136	6	(6)	—	—

Sale and issuance of common stock with detachable warrants in March 2007 at approximately $4.33 per share, net of issuance costs	2,648,306	265	11,476,412	—	11,476,677

Fair value of warrants issued in May 2006 in consideration of finder’s fee at approximately $1.75 per share for which vesting was conditioned on an event that occurred in January 2007	—	—	433,750	—	433,750

Common stock issued in April 2007, at approximately $5.63 per share, for license fee	26,643	3	149,997	—	150,000

Common stock issued in June 2007, at $4.20 per share, pursuant to exercise of common stock warrants, net of fees	60,000	6	246,994	—	247,000

Employee stock options exercised	17,868	1	15,704	—	15,705

Stock-based compensation			604,859		604,859

Net loss				(10,242,123)	(10,242,123)

Balance at September 30, 2007	22,528,082	$2,252	$46,665,952	$(29,845,780)	$16,822,424

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,		Period from April 3, 2002 (inception) to
	2007	2006	September 30, 2007
Operating activities:
Net loss	$(10,242,123)	$(6,250,673)	$(29,845,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	604,859	201,089	989,690
Non-cash stock-based variable accounting compensation	—	4,192	62,786
Depreciation and amortization	24,257	25,786	96,544
Stock issued for license agreement	150,000	274,621	425,023
Non-cash interest expense	—	—	34,020
Fair value of warrants for finder’s agreement	433,750	—	433,750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37,139)	(132,329)	(253,959)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	2,513,962	481,126	4,138,000
Accrued compensation and related expenses	18,693	59,261	428,648

Net cash used in operating activities	(6,533,741)	(5,336,927)	(23,491,278)

Investing activities:
Acquisitions of property and equipment	(21,525)	(35,127)	(136,751)
Security deposits	—	—	(13,461)

Net cash used in investing activities	(21,525)	(35,127)	(150,212)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from sales of equity securities, net of issuance costs	11,476,677	19,855,652	43,104,526
Proceeds from exercise of employee stock options	15,705	5,080	21,784
Proceeds from exercise of common stock warrants	247,000	—	247,000
Recapitalization of the Company	—	—	(400,000)
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	11,739,382	19,860,732	44,722,935

Net increase in cash and cash equivalents	5,184,116	14,488,678	21,081,445
Cash and cash equivalents, beginning of period	15,897,329	3,173,434	—

Cash and cash equivalents, end of period	$21,081,445	$17,662,112	$21,081,445

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

In December 2004, in conjunction with and as compensation for activities related to the December 2004 sale of equity securities, the Company issued warrants to purchase 483,701 shares of its $0.0001 par value common stock, with a purchase price of approximately $2.88 per share and an aggregate fair value of $14,400. In September 2007, February 2007 and March 2006, 8,667 shares, 4,928 shares and 15,461 shares, respectively, of the $0.0001 par value common stock of the Company were issued to holders upon exercise of warrants issued in December 2004 per the net share settlement provisions contained in the terms of the warrants.

In conjunction with the merger and recapitalization of the Company dated February 11, 2005, the Company issued 11,911,357 shares of its $0.0001 par value common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700. In July 2007, 33,203 shares of the $0.0001 par value common stock of the Company were issued to the holder upon exercise of warrants issued in February 2005 per the net share settlement provisions contained in the terms of the warrants.

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

AS OF SEPTEMBER 30, 2007

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 12, 2007 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

The Company has sustained operating losses since its inception and expects such losses to continue over the next several years. Management plans to continue financing the operations with a combination of equity issuances and debt arrangements. Should adequate funds not be available when needed, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or cease operations.

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

AS OF SEPTEMBER 30, 2007

(Unaudited)

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

The Company has a stock incentive plan (the “Plan”) under which incentive stock options for 4,145,000 shares of the Company’s $0.0001 par value common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended September 30, 2007, the Company granted stock options to an employee for the purchase of 25,000 shares of its $0.0001 par value common stock with an exercise price of $6.88 per share, a grant date fair value of $4.10 per share and an exercise price greater than the market value at September 30, 2007 resulting in no intrinsic value as of September 30, 2007. During the three months ended September 30, 2006, the Company granted stock options to an employee for the purchase of 20,000 shares of its $0.0001 par value common stock. This grant had an exercise price of $3.10 per share, a grant date fair value of $1.27 per share and an intrinsic value of approximately $72,000 as of September 30, 2007.

During the nine months ended September 30, 2007 and 2006, the Company granted stock options to employees and non-employee directors for the purchase of 655,500 and 638,085 shares of its $0.0001 par value common stock, respectively. The grants made during the nine months ended September 30, 2007 had a weighted average exercise price of approximately $5.70 per share, a weighted average grant date fair value of approximately $3.38 per share and aggregate intrinsic value as of September 30, 2007 of approximately $0.6 million. The grants made during the nine months ended September 30, 2006 had a weighted average exercise price of $3.58 per share, a weighted average grant date fair value of approximately $1.46 per share and aggregate intrinsic value as of September 30, 2007 of approximately $2.0 million.

Each option granted to employees and non-employee directors during the three and nine months ended September 30, 2007 and 2006 vests as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.95%	4.73%	4.76% to 4.95%	4.31% to 5.12%
Expected life of options	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%
Expected volatility	66.01%	37.66%	66.01%	37.66%
Estimated forfeitures	0%	0%	0%	0%

The Company recorded compensation expense for the three and nine months ended September 30, 2007 of $219,154 and $604,859, respectively and compensation expense for the three and nine months ended September 30, 2006 of $79,035 and $201,089, respectively, in conjunction with option grants made to employees and non-employee directors. As of

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(Unaudited)

September 30, 2007, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $2.6 million, which will be recognized over a remaining average period of 2.9 years.

In November 2005, the Company granted a stock option to a third-party contractor to purchase 5,000 shares of its $0.0001 par value common stock at an exercise price of $3.10 per share. The option vested 25% at each calendar quarter end date from the date of issuance. For the three and nine months ended September 30, 2006, based on the fair value of these options, the Company recorded compensation expense of $118 and $4,192, respectively.

As of September 30, 2007, there were 2,270,172 options outstanding under the Plan with a weighted average remaining contractual life of 8.2 years, a weighted average exercise price of approximately $3.60 per share and an intrinsic value of approximately $7.0 million. Also, options for 741,088 shares had vested and were exercisable at September 30, 2007 with a weighted average remaining contractual life of 7.43 years, a weighted average exercise price of approximately $2.20 per share and an intrinsic value of approximately $3.3 million. During the three months ended September 30, 2007, options for 5,868 shares were exercised with an exercise price of approximately $2.62 per share and an aggregate intrinsic value as of the date of exercise of approximately $16,000. During the nine months ended September 30, 2007, options for 17,868 shares were exercised with a weighted average exercise price of approximately $0.88 per share and an aggregate intrinsic value as of the dates of exercise of approximately $79,000. During the three and nine months ended September 30, 2006, options for 78,683 shares were exercised with a weighted average exercise price of approximately $0.06 per share and an aggregate intrinsic value as of the dates of exercise of approximately $0.3 million.

NOTE 3	LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at September 30, 2007 and 2006 upon exercise or conversion that were not included in the computation of net loss per share totaled 6,563,508 and 5,286,782 shares, respectively.

NOTE 4	PRIVATE PLACEMENT OF COMMON STOCK

On March 22, 2007, the Company raised gross proceeds of approximately $12.5 million through the sale of 2,648,306 shares of its $0.0001 par value common stock plus warrants for the purchase of 794,492 shares of its $0.0001 par value common stock (the “2007 Placement”). The aggregate fair value of these warrants was approximately $1,281,000. The warrants permit the holders to purchase the underlying common shares at $5.66 each and are exercisable in whole at any time, or in part from time to time, for cash, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the Company’s volume weighted-average closing bid price of its common stock is greater than $12.00 per share for any twenty (20) consecutive trading days provided that the Company gives sixty (60) business days’ written notice to the holders and simultaneously calls all warrants on the same terms. Under the terms of the 2007 Placement, the Company agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on August 7, 2007.

In connection with this offering, the Company paid commissions and other offering-related expenses of approximately $1.0 million in cash.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(Unaudited)

NOTE 5	EXERCISE OF COMMON STOCK WARRANTS

During the three months ended September 30, 2007, various warrant holders exercised rights to purchase 107,165 shares of the $0.0001 par value common stock of the Company, with an average exercise price of approximately $2.91 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 63,208 shares of its $0.0001 par value common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise. During the nine months ended September 30, 2007, warrant holders exercised rights to purchase 116,596 shares of the $0.0001 par value common stock of the Company, with an average exercise price of approximately $2.90 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued an aggregate of 68,136 shares of its $0.0001 par value common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise.

On June 6, 2007, a warrant holder exercised the right to purchase 60,000 shares of the $0.0001 par value common stock of the Company on a cash basis at an exercise price of $4.20 per share. The Company recorded net cash proceeds of $247,000 in conjunction with this transaction.

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

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and Regulatory Documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its $0.0001 par value common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and or its designees (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. During the nine months ended September 30, 2007, the Company made a milestone payment under the agreement of $250,000 and has remaining future milestone payments, subject to the Company’s right to terminate the license agreement, totaling $3.75 million. The Company and DSP have also initiated, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the United States Food and Drug Administration. Such activities are currently ongoing and shall continue over a two-year period. Based on work performed by DSP as of September 30, 2007, the Company had recorded $1.6 million in liabilities.

In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”). In May 2006, pursuant to the Finder’s Agreement, the Company issued warrants for the purchase of 250,000 shares of its $0.0001 par value common stock at an exercise price of $4.31 per share. The exercise of these warrants is conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge for the fair value of the warrants at January 2007 of $433,750. The

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(Unaudited)

Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the warrants at the date the condition lapsed, based on a risk-free interest rate of 4.79%, an expected life of three (3) years, an expected dividend yield of 0%, an expected volatility of 66.01% and no estimated forfeitures. As additional consideration, the Company agreed to (1) make future milestone payments, upon achievement of milestones as defined in the Finder’s Agreement, to Paramount; (2) pay royalties on sales should any licensed compound become available for commercial sale; and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP. During the nine months ended September 30, 2007, the Company made a milestone payment to Paramount under the Finder’s Agreement of $35,000 and has remaining future milestone payments under the Finder’s Agreement of $150,000.

NOTE 7	DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the license and co-development agreement, an initial payment of $1.0 million was made to AB during the quarter ended June 30, 2006 with such funds to be utilized to cover the initial costs of research and development efforts jointly approved by both parties. During the three and nine months ended September 30, 2007, the Company expensed approximately $60,000 and $0.5 million, respectively, pursuant to its agreement with Active Biotech. The Company had also recorded a net accrued liability of approximately $81,000 million at September 30, 2007. In addition to sharing development costs, both the Company and Active Biotech will pay the other partner royalty payments on sales in their respective markets. Active Biotech will also receive certain defined milestone payments related to clinical development and receipt of revenue from commercialization of the compounds. Unless terminated by either party with six months written notice, the agreement shall remain in effect until the earlier of (1) the expiration of the last to expire patent rights indicated under the Development Agreement or (2) fifteen (15) years from the date of the first commercial sale of the product. As of September 30, 2007, remaining future milestone payments, subject to the Company’s right to terminate the Development Agreement, totaled $15.5 million.

NOTE 8	SUBSEQUENT EVENTS

On October 1, 2007, the Company granted options for the purchase of 10,000 shares of its $0.0001 par value common stock to an employee. The grant has an exercise price of $6.75 per share, a grant date fair value of $3.97 per share and was granted at an exercise price equal to the closing market value of the Company’s stock on the date of grant.

On November 8, 2007, the Company raised gross proceeds of approximately $48.9 million through the sale of 7,388,172 shares of its $0.0001 par value common stock. These shares were offered pursuant to the Company’s shelf registration statement as filed with the Securities and Exchange Commission under which the Company may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60,000,000. Such registration statement became effective as of October 11, 2007. In connection with this offering, the Company paid commissions and recorded or accrued other offering-related expenses of approximately $3.2 million.

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

Overview

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking pre-clinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market such products until at least 2009. Development expenses have and are being funded with proceeds from private equity financings completed in December 2004, February 2006 and March 2007. In addition, we completed an equity financing in November 2007 subsequent to the end of the quarter. To the extent we are successful in acquiring additional product candidates for our development pipeline and as we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

The table below sets forth, for the periods indicated, certain items in our consolidated statements of income and other pertinent financial and operating data (in thousands).

	For the three months ended
	September 30, 2007	September 30, 2006	$ Increase	% Change
Research and development expense	$2,652	$1,745	$907	52%
Sales and marketing expense	236	150	86	57%
General and administrative expense	662	458	204	45%
Interest income	307	243	64	26%

Research and development expenses for each period consisted primarily of expenses incurred for compensation and related expenses and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates. Although, as a percentage of operating expenses, research and development costs increased only slightly to 75% from 74% for the three months ended September 30, 2007 and 2006, actual research and development spending increased by approximately $0.9 million. During the three months ended September 30, 2007, we recorded expenses related to our manufacturing, Phase I and Phase II activities for CH-1504 as well as costs for our manufacturing and pre-clinical activities for additional antifolates and a portfolio of therapeutics in partnership with Active Biotech. We also recorded expenses for manufacturing, non-clinical and Phase III activities related to droxidopa during the three months ended September 30, 2007. During the period, such expenses totaled approximately $2.0 million, an increase of approximately $0.7 million when compared to expenses of a similar nature for the three months ended September 30, 2006. There were also increases in compensation and related expenses and relocation costs during the three months ended September 30, 2007 when compared to the three months ended September 30, 2006 that contributed to the increase in research and development costs.

Sales and marketing expenses. We had no formalized selling activities during the three month periods ended September 30, 2007 and 2006. Sales and marketing expenses are primarily the costs of business development activity and, during the three months ended September 30, 2007, expenses incurred in the initiation and development of marketing and branding programs for droxidopa. Such costs include compensation and related costs, promotional activities, contractor expenses and certain legal expenses. The increase in sales and marketing expenses for the three months ended September 30, 2007 compared to September 30, 2006 is primarily related to an increase in compensation, and related costs, reflecting the addition of a marketing executive during 2007. Also contributing to the increase are increases in promotional expenditures related to droxidopa and legal expenditures, principally for intellectual property and patent activities, incurred during the three months ended September 30, 2007.

General and administrative expenses. General and administrative expenses focus on support of administrative activities and consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. Contributing to the increase in general and administrative expenses for the three months ended September 30, 2007 compared to September 30, 2006 were increases in compensation and related expenses, office expenses, professional fees, stock exchange fees and governmental fees and taxes, offset by a decrease in depreciation expense.

Interest income. During the three months ended September 30, 2007, our cash available for investment had increased reflecting the gross proceeds of approximately $12.5 million received from our March 2007 financing. In addition, cash available for investment includes the remaining proceeds from our February 2006 financing after funding operations during 2006. Accordingly, interest earned on short-term, cash equivalent, liquid investments from cash on deposit increased for the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 and 2006

The table below sets forth, for the periods indicated, certain items in our consolidated statements of income and other pertinent financial and operating data (in thousands).

	For the nine months ended
	September 30, 2007	September 30, 2006	$ Increase	% Change
Research and development expense	$7,975	$4,875	$3,100	64%
Sales and marketing expense	1,055	461	594	129%
General and administrative expense	2,034	1,552	482	31%
Interest income	823	637	186	29%

Research and development expenses for each period consisted primarily of expenses incurred for compensation and related expenses, licensing fees and amounts paid to outside contract manufacturing and contract research organizations relating to our product candidates. As a percentage of operating expenses, research and development costs increased slightly to 72% from 71% for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we continued our manufacturing, non-clinical, Phase I and Phase II activities for CH-1504 as well as our manufacturing and pre-clinical activities for additional antifolates and a portfolio of therapeutics in partnership with Active Biotech. We also incurred costs related to our manufacturing, non-clinical and Phase III activities for droxidopa. Additionally, we incurred licensing costs for CH-1504, licensing costs for droxidopa and an expense of approximately $0.4 million related to warrants for 250,000 shares of our common stock, dated May 2006, the vesting of which was conditioned on an event that occurred in January 2007. During the nine months ended September 30, 2007, such expenses were approximately $6.2 million, an increase of approximately $2.6 million when compared to similar expenses for the nine months ended September 30, 2006. Also contributing to the increase in research and development costs were increases in compensation and related expenses and clinical trials insurance expenses.

Sales and marketing expenses. We had no formalized selling activities during the nine month periods ended September 30, 2007 and 2006. Sales and marketing expenses are primarily the costs of business development activity and, during the nine months ended September 30, 2007, expenses incurred in the initiation and development of marketing and branding programs for droxidopa. Such costs include compensation and related costs, promotional activities, contractor expenses and certain legal expenses. The significant increase in sales and marketing expenses for the nine months ended September 30, 2007 compared to September 30, 2006 is primarily related to approximately $0.4 million of costs for branding activities, investor symposium costs and non-advertising publication activities for droxidopa. Also contributing to the increase are increases in compensation and related expenses, offset by a decrease in legal expenditures.

General and administrative expenses. General and administrative expenses focus on support of administrative activities and consisted primarily of compensation and related expenses, consulting and professional fees, travel costs, insurance and facility expenses. Contributing to the increase in general and administrative expenses for the nine months ended September 30, 2007 compared to September 30, 2006 were increases in compensation and related expenses, computer and office expenses, professional fees and governmental fees and taxes, offset by decreases in legal fees, recruiting costs and stock exchange fees.

Interest income. During the nine months ended September 30, 2007, our cash available for investment had increased reflecting the gross proceeds of approximately $12.5 million received from our March 2007 financing. In addition, cash available for investment includes the remaining proceeds from our February 2006 financing after funding operations during 2006. Accordingly, interest earned on short-term, cash equivalent, liquid investments from cash on deposit increased for the nine months ended September 30, 2007.

Liquidity and Capital Resources

From inception to September 30, 2007, we have incurred an aggregate net loss of approximately $29.8 million, as a result of expenses similar in nature to those described above.

We have financed our operations since inception primarily through equity and debt financing. As of September 30, 2007, we had working capital of approximately $16.8 million and cash and cash equivalents of approximately $21.1 million. The cash on hand at September 30, 2007 results from the net proceeds of financing activities in March 2007, February 2006 and December 2004, offset by cash utilized for operating activities. Subsequent to September 30, 2007, we received approximately $45.7 million as proceeds from an additional sale of our common stock, net of the expenses of the transaction.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our continuing efforts to secure in-licensing opportunities. We believe that our cash on hand at September 30, 2007, combined with the net proceeds of $45.7 million from our stock offering subsequent to quarter-end, should provide sufficient capital resources to meet our operating needs into early 2009. Beyond that, continued operations will depend on whether we are able to generate additional funds through various potential sources, such as equity and debt financing or strategic relationships. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funds that we do obtain will be sufficient to meet our needs in the long term. From inception through September 30, 2007 we had losses of $29.8 million, and we anticipate losses in the range of $35 million to $58 million during the 12 to 18 months commencing October 2007.

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

We have based our estimate on assumptions that might prove to be incorrect. Potential sources of future financing include strategic relationships, public or private sales of equity or debt and other sources. Additional financing might be needed for future activities and we might again seek to access the public or private equity markets when and if conditions are again favorable to meet additional long term capital requirements. Should we raise additional funds by selling shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we might be unable to carry out our long term business plan. As a result, we might have to significantly delay certain activities or limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Chelsea Therapeutics International, Ltd.

Date: November 13, 2007	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and Chief Financial Officer