Form 10-Q
period 2008-03-31
Chelsea Therapeutics International, Ltd.
filed 2008-05-12
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 9, 2008, there were 29,992,780 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$30,868,478	$34,076,217
Short-term investments	24,847,813	28,638,336
Prepaid contract research and manufacturing	157,085	299,319
Other prepaid expenses and other current assets	202,053	93,243

Total current assets	56,075,429	63,107,115
Property and equipment, net	36,122	42,793
Other assets	89,625	13,461

	$56,201,176	$63,163,369

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,300,405	$888,560
Accrued compensation and related expenses	211,685	567,268
Accrued contract research and manufacturing	4,760,953	3,540,629
Other accrued expenses	343,370	200,333

Total current liabilities	6,616,413	5,196,790

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 29,962,168 and 29,917,454 shares issued and outstanding, respectively	2,996	2,992
Additional paid-in capital	92,942,495	92,648,789
Deficit accumulated during the development stage	(43,360,728)	(34,685,202)

Total stockholders’ equity	49,584,763	57,966,579

	$56,201,176	$63,163,369

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		Period from April 3, 2002 (inception) to March 31, 2008
	2008	2007
Operating expenses:
Research and development	$6,504,832	$3,167,289	$33,029,701
Sales and marketing	477,564	216,615	3,107,262
General and administrative	856,332	649,412	8,846,336

Total operating expenses	7,838,728	4,033,316	44,983,299

Operating loss	(7,838,728)	(4,033,316)	(44,983,299)
Interest income	729,448	197,436	3,222,837
Interest expense	—	—	(34,020)
Other expense	(1,566,246)	—	(1,566,246)

Net loss	$(8,675,526)	$(3,835,880)	$(43,360,728)

Net loss per basic and diluted share of common stock	$(0.29)	$(0.19)

Weighted average number of basic and diluted common shares outstanding	29,957,695	19,975,135

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2008	29,917,454	$2,992	$92,648,789	$(34,685,202)	$57,966,579

Common stock issued in January 2008, at par, pursuant to net-share (cashless) exercises of common stock warrants	43,514	4	(4)	—	—

Common stock issued in January 2008, at $4.20 per share, pursuant to exercise of common stock warrants	1,200	—	5,040	—	5,040

Final adjustment to issuance costs accrued in conjunction with the sale and issuance of common stock in November 2007 at approximately $6.19 per share	—	—	5,733	—	5,733

Stock-based compensation	—	—	282,937	—	282,937

Net loss	—	—	—	(8,675,526)	(8,675,526)

Balance at March 31, 2008	29,962,168	$2,996	$92,942,495	$(43,360,728)	$49,584,763

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,		Period from April 3, 2002 (inception) to March 31, 2008
	2008	2007
Operating activities:
Net loss	$(8,675,526)	$(3,835,880)	$(43,360,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	282,937	170,819	1,559,180
Depreciation and amortization	6,670	9,602	109,979
Stock issued for license agreement	—	—	425,023
Non-cash interest expense	—	—	34,020
Other-than-temporary impairment of short-term investments	1,566,246	—	1,566,246
Fair value of warrants for finder’s agreement	—	433,750	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(42,740)	(183,068)	(448,763)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	1,775,207	1,621,570	6,404,731
Accrued compensation and related expenses	(355,583)	(246,368)	211,685

Net cash used in operating activities	(5,442,789)	(2,029,575)	(33,064,877)

Investing activities:
Acquisitions of property and equipment	—	—	(146,104)
Purchases of short-term investments	—	(9,390,415)	(49,538,336)
Redemptions and sales of short-term investments	2,224,277	6,950,000	23,124,277

Net cash provided by (used in) investing activities	2,224,277	(2,440,415)	(26,560,163)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from exercise of stock options	—	—	21,785
Proceeds from exercise of common stock warrants	5,040	—	257,080
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	5,733	11,506,694	88,865,028
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	10,773	11,506,694	90,493,518

Net increase (decrease) in cash and cash equivalents	(3,207,739)	7,036,704	30,868,478
Cash and cash equivalents, beginning of period	34,076,217	3,111,502	—

Cash and cash equivalents, end of period	$30,868,478	$10,148,206	$30,868,478

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

AS OF MARCH 31, 2008

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed compounds target a variety of prevalent medical conditions, particularly rheumatoid arthritis, psoriasis, cancer, other immunological disorders, neurogenic orthostatic hypotension and other autonomic disorders. The Company’s operating subsidiary, Chelsea Therapeutics, Inc. (“Chelsea Inc.”), was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc., with the name changed in July 2004. In February 2005, Chelsea Inc. merged with a wholly-owned subsidiary of our predecessor company, Ivory Capital Corporation (“Ivory”), a Colorado public company with no operations (the “Merger”). The Company reincorporated into the State of Delaware in July 2005, changing its name to Chelsea Therapeutics International, Ltd.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 11, 2008 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Since inception, the Company has focused primarily on organizing and staffing, negotiating in-licensing agreements with its partners, acquiring, developing and securing its proprietary technology, participating in regulatory discussions with the United States Food and Drug Administration (“FDA”), the European Medicines Agency (“EMEA”) and other regulatory agencies and undertaking pre-clinical trials and clinical trials of its product candidates. The Company is a development stage company and has generated no revenue since inception.

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

AS OF MARCH 31, 2008

(Unaudited)

bases estimates on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

Short-term Investments

Short-term investments consist of investments in certain auction rate securities (“ARS”). ARS are generally long-term debt instruments for which interest rates are reset through a dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. The Company accounts for such investments utilizing Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that the Company evaluate whether an event or change in circumstances has occurred during the period that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”) at the balance sheet date. If an impairment indicator is present, the Company would perform an analysis based on factors as prescribed by Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, to determine the fair value of such investments at the balance sheet date. If a decline in value had occurred, further analyses would be performed to determine whether such decline is temporary or other-than-temporary. If it is determined that the decline in value is other-than-temporary, then an impairment loss would be recognized in operations.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position or results of operations.

As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

NOTE 2 SHORT-TERM INVESTMENTS

At March 31, 2008, the Company held investments, classified as available-for-sale, in student-loan backed auction rate securities with a fair value of approximately $24.8 million and a par value of approximately $26.4 million. The Company has historically invested in these securities for short periods of time as part of its cash management program. These investments are accounted for in accordance with SFAS 115. All of the Company’s investments are currently classified as available-for-sale as the Company does not intend, nor has the ability, to hold the securities to maturity and does not purchase them for the purpose of selling them in the short-term to realize profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, based on available information.

The Company’s ARS investments represent interests in collateralized debt obligations supported by pools of student loans and none are collateralized by mortgage, credit card or insurance securitizations. All but approximately $4.4 million of

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

the par value of the Company’s investments in ARS were AAA/Aaa rated, fully backed by the Federal Family Education Loan Program (“FFELP”) and/or over-collateralized. Of the remaining $4.4 million of investments at par value, all were collateralized at 100% or greater and, consistent with our investment policy, $750,000 carried an A rating with the remainder carrying AAA/Aaa ratings. As of March 31, 2008, the Company has not been notified of any modification to the credit ratings of the underlying issuing agencies for its investments.

In early 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. The securities are currently not liquid and the interest rates have been reset to predetermined rates per the terms of the investments. Based on discussions with its investment advisors, the Company anticipates that liquidity for its ARS investments might be realized through the emergence of secondary markets within the next 3-12 months.

On December 31, 2007, the Company’s held investments in ARS of approximately $28.6 million. During the three months ended March 31, 2008, the Company received proceeds of approximately $2.2 million from redemptions at par. The estimated fair value of the Company’s ARS investments as of March 31, 2008 was approximately $24.8 million, which reflects an adjustment of approximately $1.6 million to the par value of $26.4 million. Although the ARS continue to pay interest according to their stated terms, based on a grouping of the assets into similar categories and the application of a discounted cash flow valuation model and other factors, the Company has determined that the value of these investments was impaired on an other-than-temporary basis and recorded a charge of approximately $1.6 million during the three months ended March 31, 2008.

As stated in “Note 1. Summary of Significant Account Policies and Nature of Operations”, on January 1, 2008, the Company adopted the methods of determining fair value as described in SFAS 157 to value its financial assets and liabilities. In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As normal trading activity within public markets ceased during the quarter ended March 31, 2008, there is an absence of observable market quotes (level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (level 2 inputs) on the Company’s ARS investments. As such, the Company utilized valuation models that rely exclusively on unobservable inputs (level 3 inputs) including those that are based on percentage of collateralization, counterparty credit quality, risk of default underlying the security, government guarantees or insurance characteristics and overall capital market liquidity.

The following fair value hierarchy table categorizes information regarding assets measured at fair value on a recurring basis that, to date, include only the Company’s investments in ARS:

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

(in thousands)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2008
Available-for-sale securities	$—	$—	$24,848	$24,848

As of December 31, 2007
Available-for-sale securities	$28,638	$—	$—	$28,638

The Company’s assets that were measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2008 included its investments in ARS. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the three month period ended March 31, 2008 (in thousands):

Balance as of December 31, 2007	$—
Redemptions at par	(2,224)
Purchases	—
Realized losses	(1,566)
Transfers in and/or out of Level 3	28,638

Balance as of March 31, 2008	$24,848

While the Company’s valuation was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, management determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk, ranges of expected periods of illiquidity and anticipated potential market recovery. Although measured in the aggregate, the Company grouped its investments in ARS into four distinct categories for the purpose of determining value. Such groupings were based on factors including credit ratings, percent collateralization, FFELP guarantees, and insurance characteristics. The Company assigned specific discount factors to each rating component within that group and, utilizing an anticipated five year life, determined the current fair value by applying the discount rate in a discounted cash flow analysis. The estimated fair value and classification as a current asset takes into consideration the Company’s intent of holding its investments in ARS until they can be liquidated in a market that facilitates orderly transactions, provided that such market activity returns within the expected timeframe. The Company anticipates that, should liquidity begin to return to the market during the estimated timeframe of three to twelve months, it will be able to liquidate its investments in ARS at amounts reasonably close to the estimated fair value at March 31, 2008.

The valuation of the Company’s ARS investment portfolio is sensitive to market conditions and is based on management’s best estimate given the facts available at the time of the estimate. The assumptions utilized in the estimate of fair value are difficult to predict and can change significantly. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company performed a sensitivity analysis to assess the risk associated with the methods and factors considered in determining the fair value of its ARS investments. The results of this analysis indicate that a 1%, or 100 basis point, increase or decrease in the aggregate estimated fair value, as applied to the par value of such investments, would have increased or decreased the other-than-temporary impairment charge by approximately $0.3 million.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

NOTE 3 STOCK-BASED COMPENSATION

The Company has a stock incentive plan (the “Plan”) under which incentive stock options for 4,145,000 shares of the Company’s $0.0001 par value common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended March 31, 2008, the Company granted stock options to employees and non-employee directors for the purchase of 625,000 shares of its $0.0001 par value common stock with a weighted average exercise price of approximately $6.46 per share, a weighted average grant date fair value of approximately $3.59 per share and an exercise price greater than the market value at March 31, 2008, resulting in no intrinsic value as of that date. During the three months ended March 31, 2007, the Company granted stock options to employees and non-employee directors for the purchase of 630,500 shares of its $0.0001 par value common stock with a weighted average exercise price of approximately $5.65 per share, a weighted average grant date fair value of approximately $3.35 per share and an exercise price greater than the market value at March 31, 2008, resulting in no intrinsic value as of that date.

Each option granted to employees and non-employee directors during the three months ended March 31, 2008 and 2007 vests as to 25% of the shares on the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

In January 2008 the Board of Directors approved a modification for all grants previously made to Dr. Jason Stein, a former non-employee director who resigned from the Board on February 8, 2008. This modification extended the option exercise term upon termination with the Company until December 31, 2008. As a result of these modifications, the Company recorded additional compensation expense during the three months ended March 31, 2008 of approximately $11,000.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008	2007
Risk-free interest rate	2.85% to 2.87%	4.76% to 4.82%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
Expected volatility	63.55%	66.01%
Forfeitures	0%	0%

The Company recorded compensation expense for the three months ended March 31, 2008 and 2007 of $282,937 and $170,819, respectively, in conjunction with option grants made to employees and non-employee directors. As of March 31, 2008, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $3.9 million, which will be recognized over a remaining average period of 3.1 years.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

As of March 31, 2008, there were 2,795,797 options outstanding under the Plan with a weighted average remaining contractual life of 8.1 years, a weighted average exercise price of approximately $4.19 per share and an aggregate intrinsic value of approximately $2.3 million. Also, options for 1,198,569 shares had vested and were exercisable at March 31, 2008 with a weighted average remaining contractual life of 7.25 years, a weighted average exercise price of approximately $2.85 per share and an aggregate intrinsic value of approximately $2.6 million. During the three months ended March 31, 2008 and 2007, no options were exercised. During the three months ended March 31, 2008, options for 109,375 shares were forfeited by board members that resigned during that period.

NOTE 4 LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at March 31, 2008 and 2007 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,018,040 and 6,723,541 shares, respectively.

NOTE 5 EXERCISE OF COMMON STOCK WARRANTS

During the three months ended March 31, 2008, various warrant holders exercised rights to purchase 68,693 shares of the $0.0001 par value common stock of the Company, with an average exercise price of approximately $2.86 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 43,514 shares of its $0.0001 par value common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise. During the three months ended March 31, 2007, a warrant holder exercised the right to purchase 9,431 shares of the $0.0001 par value common stock of the Company pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 4,928 shares of its $0.0001 par value common stock to the warrant holder based on the excess of the market price over the exercise price of $2.88 per share.

In January 2008, a warrant holder exercised the right to purchase 1,200 shares of the $0.0001 par value common stock of the Company at an exercise price of $4.20 per share pursuant to a cash exercise whereby the Company recorded proceeds of $5,040.

NOTE 6 LICENSING AGREEMENTS

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its $0.0001 par value common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability recorded at March 31, 2007. During the three months ended March 31, 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase 2 study as required by the agreement. In addition, the Company accrued the annual milestone payment due under the agreement of $150,000. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000 that had been accrued at March 31, 2008. The Company is required to make additional payments upon the achievement of specific development and regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

country-by-country basis. Future potential milestone and anniversary payments total approximately $1,500,000 and there are no minimum royalties required under the agreement.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its $0.0001 par value common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. During the three months ended March 31, 2008, the Company made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase 3 study and has remaining potential future milestone payments, subject to the Company’s right to terminate the license agreement, totaling $3.25 million. The Company and DSP have also initiated, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Such activities are currently ongoing and based on work performed by DSP as of March 31, 2008, the Company had accrued a liability of $1.8 million.

In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”). In May 2006, pursuant to the Finder’s Agreement, the Company issued warrants for the purchase of 250,000 shares of its $0.0001 par value common stock at an exercise price of $4.31 per share. The exercise of these warrants is conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge for the fair value of the warrants at January 2007 of $433,750. The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the warrants at the date the condition lapsed, based on a risk-free interest rate of 4.79%, an expected life of three years, an expected dividend yield of 0%, an expected volatility of 66.01% and no estimated forfeitures. As additional consideration, the Company agreed to (1) make future milestone payments, upon achievement of milestones as defined in the Finder’s Agreement, to Paramount, (2) pay royalties on sales should any licensed compound become available for commercial sale, and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP. The Company has remaining potential future milestone payments under the Finder’s Agreement of $150,000.

NOTE 7 DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the license and co-development agreement, an initial payment of $1.0 million was made to Active Biotech during the quarter ended June 30, 2006 with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties. During the three months ended March 31, 2007, the Company expensed approximately $0.3 million pursuant to its agreement with Active Biotech. During the three months ended March 31, 2008, the Company and Active Biotech had ceased joint discovery efforts on this portfolio and, accordingly, the Company recorded no costs related to this program during that period.

In April 2008, the Company and Active Biotech entered into a termination and assignment agreement (the “Termination Agreement”), whereby Active Biotech discontinued its participation in the I-3D co-development program and assigned its entire right, title and interest in the portfolio to the Company in exchange for royalties on future sales. The Termination Agreement also eliminated the Company’s obligation related to payment of potential future development milestones under the Development Agreement.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

NOTE 8 LEASE AGREEMENT

On March 7, 2008, the Company entered into a lease for office space in Charlotte, North Carolina near its existing office location to serve as its new corporate headquarters. Occupancy is anticipated on or about May 26, 2008 with monthly payments beginning in October 2008 of approximately $19,000. The lease expires on October 15, 2013 and calls for annual rent increases of 3%. In addition, the lease provides an option to rent additional adjacent space. The option remains in effect until November 2009 at a cost of $1,750 per month, but may be terminated sooner at the Company’s discretion. A security deposit equal to four months rent or approximately $76,000 was paid upon signing.

NOTE 9 SUBSEQUENT EVENTS

In April 2008, the Company granted options for the purchase of a total of 70,000 shares of its $0.0001 par value common stock to two newly appointed members of the Board of Directors. The grants had exercise prices of $4.80 per share, a grant date fair value of $2.66 per share and were granted at an exercise price equal to the closing market value of the Company’s stock on the date of grant.

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

We are currently focusing the majority of our drug development resources on two major research and development projects: droxidopa for symptomatic neurogenic orthostatic hypotension and other potential indications; and our antifolate compounds, including CH-1504, for rheumatoid arthritis. Droxidopa, our most advanced investigational product candidate, is currently being studied in double-blind pivotal Phase III trials under a Special Protocol Assessment, or SPA, with the FDA, designed to compare droxidopa to placebo at multiple sites in North America and Europe. It is also being studied in a double-blind, placebo controlled Phase II clinical study for the treatment of intradialytic hypotension. Our lead antifolate candidate, CH-1504, is being investigated for the treatment of rheumatoid arthritis in a Phase II head-to-head clinical trial to compare its efficacy and tolerability against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. We also continue to review the potential development opportunities in our I-3D portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation that is complimentary to our antifolates program.

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

Accounting for Stock-Based Compensation. We account for our stock options and warrants using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-based Payment. SFAS 123R defines a fair value based method of accounting for stock options or similar equity instruments. In determining the fair value of the equity instrument, we considered, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying shares and (v) anticipated future forfeitures. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our awards. We estimated the expected life of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividends reflect our current and expected future policy for dividends on our common stock. To determine the expected stock price volatility for our stock options, we examined historical volatilities for industry peers closely related to the current status of our business, but with sufficient trading history to be able to determine volatility. Utilizing a weighted average calculation to account for the limited price history of our stock, we utilized the historical volatility of our stock price in combination with the historical volatility of the industry peers selected to determine an appropriate volatility factor. We will continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for our common stock becomes available. Given the limited service period for our current employees and the senior nature of the roles for those employees, we had estimated that we would experience no forfeitures or that our rate of forfeiture would be immaterial to the recognition of compensation expense for those options currently outstanding. Our results include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Results of Operations

Three Months Ended March 31, 2008 and 2007

The table below sets forth, for the periods indicated, certain items in our consolidated statements of income and other pertinent financial and operating data (in thousands).

(in thousands, except percentages)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	$ Increase	% Change
Research and development expense	$6,505	$3,167	$3,338	105%
Sales and marketing expense	478	217	261	120%
General and administrative expense	856	649	207	32%
Interest income	729	197	532	270%
Other expense	1,566	—	1,566	n/a

Research and development expenses increased in 2008 primarily related to the advancement of our drug candidates into more extensive clinical testing programs and compensation costs related to the addition of new personnel during the latter part of 2007. As a percentage of operating expenses, research and development costs increased to 83% for the first quarter of 2008 from 79% for the first quarter of 2007. During 2008, we continued our manufacturing, pre-clinical, Phase I and Phase II activities for CH-1504 and our manufacturing, formulation, pre-clinical, Phase II and Phase III activities for droxidopa. Also during the quarter ended March 31, 2008, we incurred a $0.1 million increase in compensation and related expenses offset by a $0.4 million decrease related to expense recorded in 2007 for warrants for 250,000 shares of our common stock, dated May 2006, the vesting of which was conditioned on an event that occurred in January 2007. Through March 31, 2008, cumulative research and development expenses related to our major research and development projects were approximately $33.1 million and are detailed as follows:

(in thousands)

Through March 31, 2008
Antifolates	$17,600
Droxidopa	13,000
I-3D	2,500

$33,100

Droxidopa. Through March 31, 2008, we had spent approximately $13.0 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that, subsequent to that date, we will need to incur approximately $21.0 million more to complete our Phase III clinical trials and submit an NDA to the FDA in order to complete development of droxidopa through to commercialization. Assuming its approval for marketing, we currently estimate launch of this product and initial sales or royalty revenue from it no sooner than 2010. In addition to the spending requirements above, we plan spending of approximately $4.0 million in 2008 for clinical proof of concept studies in other indications, our once-daily formulation and other droxidopa related programs.

Antifolates. Through March 31, 2008, we had spent approximately $17.6 million in research and development expenses on CH-1504 and other antifolates. We currently intend to seek a partner to assist us in the development of this compound after the completion of Phase II proof-of-concept studies for rheumatoid arthritis. We estimate that, through the first half of 2009, we will need to incur approximately $8.0 million more for the trials related to proof-of-concept and the development of other antifolate compounds. Assuming CH-1504 is approved for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2012.

I-3D Portfolio. Through March 31, 2008, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We are conducting compound discovery work on the portfolio to try and indentify one or more lead compounds, and therefore have yet to estimate the amount of expenses it would take to move beyond this discovery stage to potential revenue generation. For 2008, our additional discovery costs are not expected to exceed $0.3 million.

Sales and marketing expenses. Although we had no formalized selling activities, sales and marketing expenses increased by approximately $0.3 million, primarily related to a $0.1 million increase in costs for promotional and market research related to droxidopa and its potential indications and a $0.1 million increase in compensation and related expenses related to annual compensation increases and increased costs related to stock-based compensation.

General and administrative expenses. The $0.2 million increase in general and administrative expenses primarily consists of a $0.1 million increase in compensation and related expenses. The remainder of the increase is related to moderate increases in other categories of spending during the period including professional fees and franchise tax expense.

Interest income. During 2007, we raised approximately $57.2 million, net of expenses, through the sale of our common stock in two financing transactions. As such, our cash of approximately $30.9 million and short-term investments of approximately $26.4 million at par value at March 31, 2008 reflect our cash and short term investments at December 31, 2007 offset by approximately $5.4 million used to fund operating activities during the year. Accordingly, interest earned on cash and short-term investments increased by approximately $0.5 million to $0.7 million for the first quarter of 2008.

Other expense. During the three months ended March 31, 2008, we recorded an other-than-temporary impairment charge related to our investment in ARS of approximately $1.6 million.

Liquidity and Capital Resources

From inception to March 31, 2008, we have incurred an aggregate net loss of approximately $43.4 million as a result of expenses similar in nature to those described above.

As of March 31, 2008, we had working capital of approximately $49.5 million, cash and cash equivalents of approximately $30.9 million and short-term investments with a fair value of approximately $24.8 million. We have financed our operations primarily through sales of our stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

At March 31, 2008, the estimated fair value of our short-term investments of $24.8 million consisted of principal invested in certain auction rate securities (ARS). The ARS held by us have long-term nominal maturities for which the interest rates are reset through a dutch auction on 28 or 35 day cycles. Although the monthly auctions have historically provided a liquid market for these securities, in early 2008, with the liquidity issues in the global credit and capital markets, auctions for these, and similar, securities began to fail and by March 31, 2008, market activity had essentially ceased. Our investments in these securities represent interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us includes mortgage, credit card, preferred stock or insurance securitizations. Of the par value of these investments of $26.4 million, all but approximately $4.4 million were AAA/Aaa rated and fully backed by the FFELP and/or over-collateralized by more than 10%. Of the remaining $4.4 million, all were collateralized at 100% or greater and, consistent with our investment policy, $750,000 carried an A rating with the remainder carrying AAA/Aaa ratings.

Since early February of 2008 we have experienced difficulty in liquidating certain of these securities as the amount of securities submitted for auction has exceeded the market demand and auctions began to fail. When the auctions for these securities fail, the investments are not readily convertible into cash until a future auction is successful, secondary markets emerge, the securities are redeemed by the issuer or they mature. Although we are experiencing a lack of liquidity for these securities at the present time, we anticipate, based on discussions with our investment advisors, that liquidity for these securities might be realized through the emergence of secondary markets, particularly considering the relatively high default interest rates, high credit ratings, the backing of the FFELP and/or the collateralization related to the underlying securities. While taking into consideration valuation factors, management has established our estimated values for the auction rate certificates held at March 31, 2008 based on the anticipated cash realization that is likely to be available from these assets by us and others holders of these securities. We have noted, although we have been unable to confirm, that sporadic trades supposedly have taken place recently in private secondary markets for ARS holdings similar to our own at up to approximately 90% of par value and appear to be between opportunistic buyers and distressed sellers. While potentially important to understanding a relevant range of valuation, such trades are not indicative of a true market value. Similarly, recent news has highlighted redemptions of ARS similar to those we hold at 100% of face value. These redemptions are based on an opportunity by the issuers to reduce their cost of capital through redemption and refinancing and we, along with others, believe that such redemptions make good economic sense and will accelerate over time. Again however, while redemption at 100% of face value is important for understanding the range of our opportunity, it would not be appropriate to ignore the pervasive lack of liquidity for the securities we currently hold.

Accordingly, we believe that 90% to 100% of the face value of these assets reflects a range of realistic valuations. Further, we are led to believe that more fluid secondary markets might develop and that if this occurs and as redemptions accelerate, the valuations at which Aaa rated student loan-backed ARS trade could improve. While we acknowledge that specific observable inputs are not available to support our estimates, we anticipate that if a functioning public secondary market emerged today the valuations would approximate our estimates. However, over time and as more ARS issuers are able to organize alternative financing, an accelerating rate of redemptions is likely to gradually move the market value closer to 100%, though without ever entirely reaching that level. Based on these considerations, we estimated that an aggregate impairment of 5.9% of our ARS holdings was appropriate as of March 31, 2008 and have adjusted the recorded value accordingly. We consider such impairment to be other-than temporary and have recorded a charge to operations during the three months ended March 31, 2008 of approximately $1.6 million.

If liquidity is not reestablished based on our anticipation of the partial or complete return of liquidity to the market place through secondary trading opportunities or issuer redemptions within the next three to twelve months, we may be required to reclassify these investments as long-term assets based on the nominal maturity date of the underlying securities. In that case, we would also need to seek methods, other than liquidation, for effectively leveraging these assets to provide the cash necessary to sustain operations or seek additional sources of financing. We plan to continue closely monitoring progress in the establishment of secondary markets on an ongoing basis. In addition, we anticipate liquidating the majority, if not all, of our ARS investments in order to maintain our financing strategies and considering our relative inability to hold the securities to maturity or full recovery of value. Despite the fact that our estimate of fair value considers a five-year time horizon, the Company does not have the ability to hold the majority of these securities beyond the next 12 to 14 months in order to effectively fund planned operational needs. We do not anticipate that the temporary liquidity issues in the market for ARS will have a material impact on our future liquidity or financial flexibility.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our continuing efforts to secure in-licensing opportunities. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing or strategic alliances. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We anticipate losses in the range of $32 to $52 million during the 12 to 18 months commencing April 2008.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At March 31, 2008, our investments primarily consisted of money market funds, corporate debt securities and commercial paper with an average maturity under 90 days and ARS with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. All investments to date have been made in U. S. dollars and accordingly, we do not have any exposure to foreign currency rate fluctuations.

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

At March 31, 2008, we had investments in ARS with an estimated fair value of $24.8 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, the recent liquidity issues have virtually shut down most active market transactions. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the Federal Family Education Loan Program. None of the ARS investments in our portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced recently in global credit and capital markets have prevented us from liquidating our ARS investments as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand for certain ARS may continue, we anticipate, based on discussions with our investment advisors, that liquidity for our securities might possibly be realized through the emergence of secondary markets in the near term, particularly considering the relatively high default interest rates, high credit ratings, the backing of the FFELP and/or the underlying assets collateralizing these investments. In the event that we are unable to sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record additional impairment to the asset value.

Notwithstanding the above, if uncertainties in the credit and capital markets continue and secondary markets for ARS do not emerge, we might not be able to convert these investments into cash during our required timeframe. Even if secondary markets do emerge, we might experience temporary losses of principal if such securities continue to be marketed at a discount or additional realized losses if it becomes necessary to sell these investments at such a discount. In addition, should the credit ratings of our ARS be downgraded, we might incur further value impairment and additional problems in liquidating our investments.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal control over financial reporting.

Management has determined that, as of March 31, 2008, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Chelsea Therapeutics International, Ltd.

Date: May 12, 2008	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and Chief Financial Officer