Form 10-Q
period 2008-06-30
Chelsea Therapeutics International, Ltd.
filed 2008-08-06
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

3530 Toringdon Way, Suite 200, Charlotte, North Carolina 28277

(Address of principal executive offices, including zip code)

13950 Ballantyne Corporate Place, Suite 325, Charlotte, North Carolina 28277

(Former address)

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 4, 2008, there were 30,042,459 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$25,551,239	$34,076,217
Short-term investments	24,712,597	28,638,336
Prepaid contract research and manufacturing	569,859	299,319
Other prepaid expenses and other current assets	188,034	93,243

Total current assets	51,021,729	63,107,115
Property and equipment, net	176,573	42,793
Other assets	89,625	13,461

	$51,287,927	$63,163,369

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,004,851	$888,560
Accrued compensation and related expenses	373,994	567,268
Accrued contract research and manufacturing	5,765,184	3,540,629
Other accrued expenses	356,396	200,333

Total current liabilities	8,500,425	5,196,790

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 30,007,249 and 29,917,454 shares issued and outstanding, respectively	3,001	2,992
Additional paid-in capital	93,462,232	92,648,789
Deficit accumulated during the development stage	(50,677,731)	(34,685,202)

Total stockholders’ equity	42,787,502	57,966,579

	$51,287,927	$63,163,369

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from April 3, 2002 (inception) through June 30, 2008
	2008	2007	2008	2007
Operating expenses:
Research and development	$6,369,029	$2,155,547	$12,873,861	$5,322,836	$39,398,730
Sales and marketing	404,648	602,805	882,212	819,420	3,511,910
General and administrative	1,000,924	722,694	1,857,256	1,372,106	9,847,260

Total operating expenses	7,774,601	3,481,046	15,613,329	7,514,362	52,757,900

Operating loss	(7,774,601)	(3,481,046)	(15,613,329)	(7,514,362)	(52,757,900)
Interest income	457,598	317,619	1,187,046	515,055	3,680,435
Interest expense	—	—	—	—	(34,020)
Other expense	—	—	(1,566,246)	—	(1,566,246)

Net loss	$(7,317,003)	$(3,163,427)	$(15,992,529)	$(6,999,307)	$(50,677,731)

Net loss per basic and diluted share of common stock	$(0.24)	$(0.14)	$(0.53)	$(0.33)

Weighted average number of basic and diluted common shares outstanding	29,988,944	22,404,328	29,973,319	21,196,442

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2008	29,917,454	$2,992	$92,648,789	$(34,685,202)	$57,966,579

Common stock issued in 2008, at par, pursuant to net-share (cashless) exercises of common stock warrants	57,983	6	(6)	—	—

Common stock issued in January 2008, at $4.20 per share, pursuant to exercise of common stock warrants	1,200	—	5,040	—	5,040

Final adjustment to issuance costs accrued in conjunction with the sale and issuance of common stock in November 2007 at approximately $6.19 per share	—	—	5,733	—	5,733

Common stock issued in April 2008, at approximately $4.90 per share, for license fee	30,612	3	149,997		150,000

Stock-based compensation	—	—	652,679	—	652,679

Net loss	—	—	—	(15,992,529)	(15,992,529)

Balance at June 30, 2008	30,007,249	$3,001	$93,462,232	$(50,677,731)	$42,787,502

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		Period from April 3, 2002 (inception) through June 30, 2008
	2008	2007
Operating activities:
Net loss	$(15,992,529)	$(6,999,307)	$(50,677,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	652,679	385,705	1,866,136
Non-cash stock-based variable accounting compensation			62,786
Depreciation and amortization	20,185	18,088	123,494
Stock issued for license agreement	150,000	150,000	575,023
Non-cash interest expense	—	—	34,020
Other-than-temporary impairment of short-term investments	1,566,246	—	1,566,246
Fair value of warrants for finder’s agreement	—	433,750	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(441,495)	(24,899)	(847,518)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	3,496,909	1,525,815	8,126,433
Accrued compensation and related expenses	(193,274)	(102,912)	373,994

Net cash used in operating activities	(10,741,279)	(4,613,760)	(38,363,367)

Investing activities:
Acquisitions of property and equipment	(153,965)	(7,224)	(300,069)
Purchases of short-term investments	—	(9,390,415)	(49,538,336)
Redemptions and sales of short-term investments	2,359,493	8,262,031	23,259,493

Net cash provided by (used in) investing activities	2,205,528	(1,135,608)	(26,578,912)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from exercise of stock options	—	307	21,785
Proceeds from exercise of common stock warrants	5,040	252,000	257,080
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	5,733	11,476,677	88,865,028
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	10,773	11,728,984	90,493,518

Net (decrease) increase in cash and cash equivalents	(8,524,978)	5,979,616	25,551,239
Cash and cash equivalents, beginning of period	34,076,217	3,111,502	—

Cash and cash equivalents, end of period	$25,551,239	$9,091,118	$25,551,239

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

AS OF JUNE 30, 2008

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 11, 2008 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

AS OF JUNE 30, 2008

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

NOTE 2 SHORT-TERM INVESTMENTS

At June 30, 2008, the Company held investments, classified as available-for-sale, in student-loan backed auction rate securities with a fair value of approximately $24.7 million and a par value of approximately $26.3 million. The Company has historically invested in these securities for short periods of time as part of its cash management program. These investments are accounted for in accordance with SFAS 115. All of the Company’s investments are currently classified as available-for-sale as the Company does not intend, nor has the ability, to hold the securities to maturity and does not purchase them for the purpose of selling them in the short-term to realize profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, based on available information.

The Company’s ARS investments represent interests in collateralized debt obligations supported by pools of student loans and none are collateralized by mortgage, credit card or insurance securitizations. All but approximately $4.4 million of

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

(Unaudited)

the par value of the Company’s investments in ARS were AAA/Aaa rated, fully backed by the Federal Family Education Loan Program (“FFELP”) and/or over-collateralized. Of the remaining $4.4 million of investments at par value, all were collateralized at 100% or greater and, consistent with our investment policy, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings. As of June 30, 2008, the Company reviewed information related to the credit downgrade, as announced by Moody’s, of an insurer on one of its investments with a par value of $1.15 million and the resulting downgrade of that investment from AAA to Aa3. However, the Company had already taken into account the publicized weaknesses of that insurer before such announcement was made. The Company has not been notified of any modification to the credit ratings of the underlying issuing agencies for any of its investments.

In early 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 2008, all normal market activity had essentially ceased. The securities are currently not liquid and the interest rates have been reset to predetermined rates per the terms of the investments. Based on discussions with its investment advisors and other information available to management, the Company anticipates that liquidity for its ARS investments might be realized through the redemption by the issuing agencies or the emergence of public secondary markets within a twelve-month timeframe.

On December 31, 2007, the Company held investments in ARS of approximately $28.6 million. During the six months ended June 30, 2008, the Company received proceeds of approximately $2.4 million from redemptions at par. The estimated fair value of the Company’s ARS investments as of June 30, 2008 was approximately $24.7 million, which reflects an adjustment of approximately $1.6 million to the par value of $26.3 million. Although the ARS continue to pay interest according to their stated terms, based on a grouping of the assets into similar categories and the application of a discounted cash flow valuation model and other factors, the Company has determined that the value of these investments was impaired on an other-than-temporary basis and recorded a charge of approximately $1.6 million during the three months ended March 31, 2008. At June 30, 2008, the Company determined that the value of these investments was not additionally impaired and no charge was recorded in the three months ended June 30, 2008.

As stated in “Note 1. Summary of Significant Account Policies and Nature of Operations”, on January 1, 2008, the Company adopted the methods of determining fair value as described in SFAS 157 to value its financial assets and liabilities. In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As normal trading activity within public markets ceased during the quarter ended March 31, 2008 and did not resume with any regularity in the quarter ended June 30, 2008, there is an absence of observable market quotes (level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (level 2 inputs) on the Company’s ARS investments. As such, the Company utilized valuation models that rely exclusively on unobservable inputs (level 3 inputs) including those that are based on percentage of collateralization, counterparty credit quality, risk of default underlying the security, government guarantees or insurance characteristics and overall capital market liquidity.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

(Unaudited)

The following fair value hierarchy table categorizes information regarding assets measured at fair value on a recurring basis that include only the Company’s investments in ARS:

Assets Measured at Fair Value on a Recurring Basis

(in thousands)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2008
Available-for-sale securities	$—	$—	$24,713	$24,713

As of December 31, 2007
Available-for-sale securities	$28,638	$—	$—	$28,638

The Company’s assets that were measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2008 consisted of its investments in ARS. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the six month period ended June 30, 2008 (in thousands):

Balance as of December 31, 2007	$—
Redemptions at par	(2,359)
Purchases	—
Realized losses	(1,566)
Transfers in and/or out of Level 3	28,638

Balance as of June 30, 2008	$24,713

While the Company’s valuation was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, management determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk, ranges of expected periods of illiquidity and anticipated potential market recovery. Although measured in the aggregate, the Company grouped its investments in ARS into four distinct categories for the purpose of determining value. Such groupings were based on factors including credit ratings, percent collateralization, FFELP guarantees, and insurance characteristics. The Company assigned specific discount factors to each rating component within that group and, utilizing an anticipated five-year life, determined the current fair value by applying the discount rate in a discounted cash flow analysis. The estimated fair value and classification as a current asset takes into consideration the Company’s intent of holding its investments in ARS until they can be liquidated in a market that facilitates orderly transactions or are redeemed by the issuing agencies, provided that such redemptions occur or market activity returns within the expected timeframe. The Company anticipates that, should liquidity begin to return to the market during the next three to nine months, it might be able to liquidate most, if not all, of its investments in ARS at amounts reasonably close to the estimated fair value at June 30, 2008.

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

AS OF JUNE 30, 2008

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

During the three months ended June 30, 2008, the Company granted stock options to employees and non-employee directors for the purchase of 180,000 shares of its $0.0001 par value common stock with a weighted average exercise price of approximately $5.20 per share, a weighted average grant date fair value of approximately $2.92 per share and an exercise price greater than the market value at June 30, 2008, resulting in no intrinsic value as of that date. There were no stock options granted to employees and non-employee directors during the three months ended June 30, 2007.

During the six months ended June 30, 2008 and 2007, the Company granted stock options to employees and non-employee directors for the purchase of 805,000 and 630,500 shares of its $0.0001 par value common stock, respectively. The grants made during the six months ended June 30, 2008 had a weighted average exercise price of approximately $6.16 per share, a weighted average grant date fair value of approximately $3.44 per share and an exercise price greater than the market value at June 30, 2008, resulting in no intrinsic value as of that date. The grants made during the six months ended June 30, 2007 had a weighted average exercise price of approximately $5.65 per share, a weighted average grant date fair value of approximately $3.35 per share and aggregate intrinsic value as of June 30, 2008 of approximately $3.0 million.

Each option granted to employees and non-employee directors during the three and six months ended June 30, 2008 and 2007 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

In January 2008, the Board of Directors approved a modification for all grants previously made to Dr. Jason Stein, a former non-employee director who resigned from the Board on February 8, 2008. This modification extended the option exercise term until December 31, 2008. As a result of the modification, the Company recorded additional compensation expense during the three months ended March 31, 2008 of approximately $11,000.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.66% to 3.73%	n/a	2.66% to 3.73%	4.76% to 4.82%
Expected life of options	5 years	n/a	5 years	5 years
Expected dividend yield	0%	n/a	0%	0%
Expected volatility	63.55%	n/a	63.55%	66.01%
Estimated forfeitures	0%	n/a	0%	0%

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

(Unaudited)

The Company recorded compensation expense for the three and six months ended June 30, 2008 of $369,742 and $652,679, respectively and compensation expense for the three and six months ended June 30, 2007 of $214,886 and $385,705, respectively, in conjunction with option grants made to employees and non-employee directors. As of June 30, 2008, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $4.2 million, which it expects to recognize over a remaining average period of 2.8 years.

As of June 30, 2008, there were 2,975,797 options outstanding under the Plan with a weighted average remaining contractual life of 8.0 years, a weighted average exercise price of approximately $4.25 per share and an aggregate intrinsic value of approximately $1.9 million. Of these, options for 1,243,243 shares had vested and were exercisable at June 30, 2008 with a weighted average remaining contractual life of 7.0 years, a weighted average exercise price of approximately $2.89 per share and an aggregate intrinsic value of approximately $2.5 million. During the three and six months ended June 30, 2008, no options were exercised. During the three and six months ended June 30, 2007, options for 12,000 shares were exercised with a weighed average exercise price of approximately $0.03 per share and an aggregate intrinsic value as of the date of exercise of approximately $63,000. During the three months ended March 31, 2008, unvested options for 109,375 shares were forfeited by board members that resigned during that period.

NOTE 4 LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2008 and 2007 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,166,246 and 6,651,541 shares, respectively.

NOTE 5 EXERCISE OF COMMON STOCK WARRANTS

During the three months ended June 30, 2008, various warrant holders exercised rights to purchase 31,794 shares of the $0.0001 par value common stock of the Company, with an average exercise price of approximately $3.04 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 14,469 shares of its $0.0001 par value common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise. During the six months ended June 30, 2008, various warrant holders exercised rights to purchase 100,487 shares of the $0.0001 par value common stock of the Company, with an average exercise price of approximately $2.91 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 57,983 shares of its $0.0001 par value common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

(Unaudited)

In January 2008, a warrant holder exercised the right to purchase 1,200 shares of the $0.0001 par value common stock of the Company at an exercise price of $4.20 per share pursuant to a cash exercise whereby the Company recorded proceeds of $5,040.

During the three months ended June 30, 2007, a warrant holder exercised the right to purchase 60,000 shares of the $0.0001 par value common stock of the Company on a cash basis at an exercise price of $4.20 per share. The Company recorded aggregate cash proceeds of $252,000 in conjunction with this transaction. During the six months ended June 30, 2007, a warrant holder exercised the right to purchase 9,431 shares of the $0.0001 par value common stock of the Company pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 4,928 shares of its $0.0001 par value common stock to the warrant holder based on the excess of the market price over the exercise price of $2.88 per share.

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

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its $0.0001 par value common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase 3 study and has remaining potential future milestone payments, subject to the Company’s right to terminate the license agreement, totaling $3.25 million. The Company and DSP have also initiated, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Such activities are currently ongoing and based on work performed by DSP as of June 30, 2008, the Company had accrued a liability of $2.3 million.

In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”). In May 2006, pursuant to the Finder’s Agreement, the Company issued warrants for the purchase of 250,000 shares of its $0.0001 par value common stock at an exercise price of $4.31 per share. The exercise of these warrants is conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge for the fair value of the warrants at January 2007 of $433,750. The

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

(Unaudited)

Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the warrants at the date the condition lapsed, based on a risk-free interest rate of 4.79%, an expected life of three years, an expected dividend yield of 0%, an expected volatility of 66.01% and no estimated forfeitures. As additional consideration, the Company agreed to (1) make future milestone payments to Paramount, upon achievement of milestones as defined in the Finder’s Agreement, (2) pay royalties on sales should any licensed compound become available for commercial sale, and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP. The Company has remaining potential future milestone payments under the Finder’s Agreement of $150,000.

NOTE 7 DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the development agreement, an initial payment of $1.0 million was made to Active Biotech during the quarter ended June 30, 2006 with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties. During the three and six months ended June 30, 2007, the Company expensed approximately $0.3 and $0.5 million pursuant to the development agreement. During 2008, the Company and Active Biotech ceased joint discovery efforts on this portfolio and, accordingly, the Company has recorded no costs related to this program during 2008.

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

NOTE 8 LEASE AGREEMENT

On March 7, 2008, the Company entered into a lease for office space in Charlotte, North Carolina near its then existing office location to serve as its new corporate headquarters. The Company occupied the new facility on May 23, 2008 and monthly payments of approximately $19,000 will begin in October 2008. The lease expires on October 15, 2013 and calls for annual rent increases of 3%. In addition, the lease provides an option to rent additional adjacent space. The option remains in effect until November 2009 at a cost of $1,750 per month, but may be terminated sooner at the Company’s discretion. The Company paid a security deposit equal to four months rent, or approximately $76,000, upon signing.

NOTE 9 SUBSEQUENT EVENTS

In July 2008, the Company granted options for the purchase of a total of 25,000 shares of its $0.0001 par value common stock to two newly hired employees. The options have a weighted average exercise price of approximately $5.28 per share, a weighted average grant date fair value of approximately $3.05 and were granted at an exercise price equal to the closing market value of the Company’s stock on the dates of grant.

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

We are currently focusing the majority of our drug development resources on two major research and development projects: droxidopa for symptomatic neurogenic orthostatic hypotension and other potential indications; and our antifolate compounds, including CH-1504, for rheumatoid arthritis. Droxidopa, our most advanced investigational product candidate, is currently being studied in double-blind pivotal Phase III trials under a Special Protocol Assessment, or SPA, with the FDA, designed to compare droxidopa to placebo at multiple sites in North America, Europe and Australia. Droxidopa is also being studied in a double-blind, placebo controlled Phase II clinical study for the treatment of intradialytic hypotension. In addition, we recently received approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency to begin a Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia. Our lead antifolate candidate, CH-1504, is being investigated for the treatment of rheumatoid arthritis in a Phase II head-to-head clinical trial to compare its efficacy and tolerability against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. We also continue to review the potential development opportunities in our I-3D portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation that is complimentary to our antifolates program.

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

These contracts generally include pass-through fees. Pass-through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.

Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

Accounting for Stock-Based Compensation. We account for our stock options and warrants using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-based Payment. SFAS 123R defines a fair value based method of accounting for stock options or similar equity instruments. In determining the fair value of the equity instrument, we consider, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying shares and (v) anticipated future forfeitures. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our awards. We estimate the expected life of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividends reflect our current and expected future policy for dividends on our common stock. To determine the expected stock price volatility for our stock options, we examine historical volatilities for industry peers closely related to the current status of our business, but with sufficient trading history to be able to determine volatility. Utilizing a weighted average calculation to account for the limited price history of our stock, we analyze the historical volatility of our stock price in combination with the historical volatility of the industry peers selected to determine an appropriate volatility factor. We plan to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for our common stock becomes available. Given the limited service period for our current employees and the senior nature of the roles for those employees, we had estimated that we would experience no forfeitures or that our rate of forfeiture would be immaterial to the recognition of compensation expense for those options currently outstanding. Our results of operations include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Results of Operations

Three Months Ended June 30, 2008 and 2007

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	$ Increase	% Change
Research and development expense	$6,369	$2,156	$4,213	195%
Sales and marketing expense	405	603	(198)	-33%
General and administrative expense	1,001	723	278	38%
Interest income	458	318	140	44%

Research and development expenses increased in 2008 primarily related to the advancement of our drug candidates into more extensive clinical testing programs and compensation costs related to the addition of new personnel during the latter part of 2007. As a percentage of operating expenses, research and development costs increased to 82% for the period ended June 30, 2008 from 62% for the second quarter of 2007. During 2008, we continued our development activities, including manufacturing, pre-clinical, Phase I and Phase II activities, for our portfolio of antifolates compounds. A component of our costs in 2008 is related to the ongoing clinical trial for CH-1504 in rheumatoid arthritis and investigational activities for follow-on molecules in our portfolio of antifolates. We also incurred significant costs during 2008 for our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa. Related to these activities, we incurred a $0.2 million increase in compensation and related expenses and a $0.1 million increase in general contractor costs.

From inception through June 30, 2008, cumulative research and development expenses related to our major research and development projects were approximately $39.4 million and are detailed as follows:

(in thousands)

Through June 30, 2008
Antifolates	$19,800
Droxidopa	17,100
I-3D	2,500

$39,400

Droxidopa. From inception through June 30, 2008, we had spent approximately $17.1 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $18.0 million more to complete our Phase III clinical trials and submit an NDA to the FDA in order to complete development of droxidopa in NOH through to commercialization. Assuming its approval for marketing, we currently estimate launch of this product and initial sales or royalty revenue from it no sooner than 2010. In addition to the spending requirements above, we plan spending of approximately $4.0 million in 2008 for clinical proof of concept studies in other indications, our once-daily formulation and other droxidopa related programs.

Antifolates. From inception through June 30, 2008, we had spent approximately $19.8 million in research and development expenses on CH-1504 and other antifolates. We currently intend to seek a partner to assist us in the development of this compound before or soon after the completion of Phase II proof-of-concept studies for rheumatoid arthritis. We estimate that, extending into early 2009, we will need to incur approximately $6.5 million more for the trials related to proof-of-concept and the development of other antifolate compounds. Assuming CH-1504 is approved for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2012.

I-3D Portfolio. From inception through June 30, 2008, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have been conducting compound discovery work on the portfolio to try and indentify one or more lead compounds, and have yet to estimate the amount of expenses it would take to move beyond this development stage to potential revenue generation. For 2008, our additional discovery costs are not expected to exceed $0.3 million.

Sales and marketing expenses. Although we had no formalized selling activities, in 2008 we incurred sales and marketing expenses primarily related to compensation and related costs, the costs of a pricing study for droxidopa and legal expenses related to our intellectual property. Similar expenses were incurred in 2007, except for the costs of the pricing study, and also included significant costs for market research, including a review of possible trademarks for droxidopa.

General and administrative expenses. The $0.3 million increase in general and administrative expenses primarily consists of a $0.1 million increase in compensation and related expenses. The remainder of the increase related to moderate increases in other categories of spending during the period including office rent and professional fees. Franchise tax expense also increased during 2008 because of our 2007 issuances of stock for financing purposes and the related increase in our stockholders’ equity.

Interest income. During 2007, we raised approximately $57.2 million, net of expenses, through the sale of our common stock in two financing transactions. As such, our cash of approximately $25.6 million and short-term investments of approximately $26.3 million at par value at June 30, 2008 reflect our cash and short term investments at December 31, 2007 offset by approximately $10.7 million used to fund operating activities during the year. Accordingly, interest earned on cash and short-term investments increased by approximately $0.1 million to $0.5 million for the second quarter of 2008.

Six Months Ended June 30, 2008 and 2007

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007	$ Increase	% Change
Research and development expense	$12,874	$5,323	$7,551	142%
Sales and marketing expense	882	819	63	8%
General and administrative expense	1,857	1,372	485	35%
Interest income	1,187	515	672	130%
Other expense	1,566	—	1,566	n/a

Research and development expenses increased in 2008 primarily related to the advancement of our drug candidates into more extensive clinical testing programs and compensation costs related to the addition of new personnel during the latter part of 2007. As a percentage of operating expenses, research and development costs increased to 82% for the six months ended June 30, 2008 from 71% for the same period of 2007. During 2008, we continued our development activities, including manufacturing, pre-clinical, Phase I and Phase II activities, for our portfolio of antifolates compounds. A component of our costs in 2008 is related to the ongoing clinical trial for CH-1504 in rheumatoid arthritis and investigational activities for follow-on molecules in our portfolio of antifolates. We also incurred significant costs during 2008 for our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa. Related to these activities, during the six months ended June 30, 2008, we incurred a $0.3 million increase in compensation and related expenses.

Sales and marketing expenses. Although we had no formalized selling activities, in 2008 we incurred sales and marketing expenses primarily related to compensation and related expenses, the printing of promotional materials, the costs of a pricing study for droxidopa and legal expenses related to our intellectual property. During 2007, we incurred expenses of a similar nature that included compensation and related costs, costs for market research, including a review of possible trademarks for droxidopa, legal costs and travel expenses.

General and administrative expenses. The $0.5 million increase in general and administrative expenses primarily consists of a $0.2 million increase in compensation and related expenses. The remainder of the increase is related to moderate increases in other categories of spending during the period including professional fees for accounting and legal services. Franchise tax expense also increased during 2008 because of our 2007 issuances of stock for financing purposes and the related increase in our stockholders’ equity.

Interest income. During 2007, we raised approximately $57.2 million, net of expenses, through the sale of our common stock in two financing transactions. As such, our cash of approximately $25.6 million and short-term investments of approximately $26.3 million at par value at June 30, 2008 reflect our cash and short term investments at December 31, 2007 offset by approximately $10.7 million used to fund operating activities during the year. Accordingly, interest earned on cash and short-term investments increased by approximately $0.7 million to $1.2 million for the six months ended June 30, 2008.

Other expense. During the six months ended June 30, 2008, we recorded an other-than-temporary impairment charge related to our investment in auction rate securities, or ARS, of approximately $1.6 million.

Liquidity and Capital Resources

From inception to June 30, 2008, we have incurred an aggregate net loss of approximately $50.7 million as a result of expenses similar in nature to those described above.

As of June 30, 2008, we had working capital of approximately $42.5 million, cash and cash equivalents of approximately $25.6 million and short-term investments with a fair value of approximately $24.7 million. We have financed our operations primarily through sales of our stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

At June 30, 2008, the estimated fair value of our short-term investments of $24.7 million consisted of principal invested in certain ARS. The ARS held by us have long-term nominal maturities for which the interest rates are reset through a dutch auction on 28 or 35 day cycles. Although the monthly auctions had historically provided a liquid market for these securities, in early 2008, with the liquidity issues in the global credit and capital markets, auctions for these, and similar, securities began to fail and by March 2008, market activity had essentially ceased. Our investments in these securities represent interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us includes mortgage, credit card, preferred stock or insurance securitizations. Of the par value of these investments of $26.3 million, all but approximately $4.4 million were AAA/Aaa rated and fully backed by the FFELP and/or over-collateralized by more than 10%. Of the remaining $4.4 million, all were collateralized at 100% or greater and, consistent with our investment policy, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings.

Since early February 2008 we have experienced difficulty in liquidating our ARS as the amount of securities submitted for auction has exceeded the market demand and auctions began to fail. When the auctions for these securities fail, the investments are not readily convertible into cash until a future auction is successful, secondary markets emerge, the securities are redeemed by the issuer or they mature. Although we are experiencing a lack of liquidity for these securities at the present time, we anticipate, based on discussions with our investment advisors, that liquidity for these securities might be realized through the emergence of secondary markets, particularly considering the relatively high default interest rates, high credit ratings, the backing of the FFELP and/or the collateralization related to the underlying securities. While taking into consideration valuation factors as set forth in the guidelines of SFAS 157, management has established estimated fair values for the ARS held at June 30, 2008 based on the potential cash realization that is likely to be available from these assets by holders of these securities. We have noted, although we have yet been unable to confirm, that sporadic trades supposedly have taken place recently in private secondary markets for ARS holdings similar to our own and appear to be between opportunistic buyers and distressed sellers. While such trades are potentially important to understanding a relevant range of valuation, they are not indicative of fair value. Similarly, recent news has highlighted increasing levels of redemptions by issuing agencies of ARS similar to those we hold at 100% of face value and support for the refinancing of such securities as expressed by the United States government. Recent redemptions are based on an opportunity by the issuers to reduce their cost of capital through redemption and refinancing and we, along with others, believe that such redemptions make good economic sense and might accelerate over time. Again however, while redemption at 100% of face value is important for understanding the range of our opportunity, it would not be appropriate to ignore the pervasive lack of liquidity for the securities we currently hold.

Further, we are led to believe that more fluid secondary markets might develop and that if this occurs and as redemptions accelerate, the valuations at which Aaa rated student loan-backed ARS trade could improve. While we acknowledge that specific observable inputs are not available to support our estimates, we anticipate that if a functioning public secondary market emerged today with continuing orderly transactions, the pricing in such a market would approximate our estimates. However, over time and as more ARS issuers are able to organize alternative financing, the accelerating rate of redemptions might gradually move the market value closer to 100%, though without ever entirely reaching that level. Accordingly, we continue to believe that 90% to 100% of the face value of these assets reflects a range of realistic valuations. Based on these considerations, we estimated that an aggregate impairment of approximately 6% of par value of our ARS holdings continued to be appropriate as of June 30, 2008 and have made no additional adjustment to the fair value and impairment charge that we had previously recorded during the first quarter of 2008. We consider such impairment to be other-than temporary and have recorded a charge to operations during the six months ended June 30, 2008 of approximately $1.6 million.

We continue to explore other potential methods for leveraging these assets to provide the cash necessary to sustain operations within our required timeframes. If partial or complete liquidity does not to return to these markets within the near term through public secondary trading opportunities, government intervention or issuer redemptions, we may be required to leverage the value of these assets through other financing alternatives or liquidate them at discounted values that might be less than our currently estimated fair value. Although we currently have no reliable evidence with which to accurately estimate a future transaction in the volatile private secondary markets, we believe that, if a partial liquidation of our ARS holdings were to become necessary in the current market environment, the resulting realized discounts could easily exceed our recorded impairment of 6% of par value, perhaps by as much as five to ten additional percentage points, or potentially even more.

We currently have sufficient cash to sustain operating activities in the near term and we plan to continue closely monitoring the redemptions by the issuing agencies at par value and the progress of activity in the private secondary markets on an ongoing basis. In addition, considering our relative inability to hold these securities to maturity, we do anticipate leveraging or liquidating the majority, if not all, of our ARS investments in order to maintain our financing strategies over the next twelve months. Despite the fact that our estimate of fair value considers a five-year time horizon, we do not have the ability to hold the majority of these securities beyond the next nine to twelve months if we are to effectively fund planned operational needs and, accordingly, may determine that it is in our best interest to seek liquidity for these assets at discounts greater than current fair value might imply. Despite this, we continue to believe that the temporary liquidity issues in the market for ARS is unlikely to have a material impact on our future liquidity or financial flexibility.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our continuing efforts to secure in-licensing opportunities. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing or strategic alliances. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We expect to record a loss from operations, net of interest earned on investments, in the range of $32 to $60 million during the 12 to 18 months commencing July 2008.

Actual losses will depend on a number of considerations including:

•	the pace and success of pre-clinical development and clinical trials for droxidopa, antifolates and other product candidates;

•	seeking regulatory approval for our various product candidates;

•	discussions with regulatory agencies concerning the design of our clinical trials;

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	the pace of development of new intellectual property for our existing product candidates;

•	possible out-licensing of our product candidates;

•	in-licensing and development of additional product candidates;

•	effectively leveraging or liquidating our holdings in ARS;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

We have based our estimate of projected expenses during the next 12 to 18 months on assumptions that might prove to be incorrect. Potential sources of future financing include strategic relationships, public or private sales of equity or debt and other sources. Additional financing might be needed for future activities and we might again seek to access the public or private equity markets when and if conditions are favorable to meet additional long term capital requirements. Should we raise additional funds by selling shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we might be unable to carry out our long term business plan. As a result, we might have to significantly delay certain activities or limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Contractual Obligations

As of June 30, 2008, we had contractual obligations and commitments of approximately $18.1 million, primarily related to the recently executed lease agreement for our new office space and contracted research and development activities. To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2008:

	Payments due by period
Category	Total	< 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,446,833	$178,102	$746,681	$522,050	$—
Purchase obligations	16,683,043	14,328,498	2,261,546	93,000	—

Total	$18,129,877	$14,506,600	$3,008,227	$615,050	$—

In addition, we have entered into certain licensing and related agreements that, as of June 30, 2008, might require we make contingent milestone payments of up to approximately $4.9 million over the life of the agreements upon the achievement of certain clinical or commercial milestones. Such future payments are subject to our right to terminate the agreements. In the event that the milestones are not achieved, we elect not to pursue further testing of the drug candidate or we terminate such agreements, we will have no further obligations under the agreements. The uncertainty relating to the timing and occurrence of the commitments described prevents us from including them in the table above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At June 30, 2008, our investments primarily consisted of money market funds, corporate debt securities and commercial paper with an average maturity under 90 days and ARS with long-term nominal maturities for which the interest rates are reset through a dutch auction each month or, should those auctions fail, as determined by contractual obligation. All investments to date have been made in U. S. dollars and accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. To assess our interest rate risk, we performed a sensitivity analysis projecting potential future interest earnings on investments in which we estimated the impact of a 1%, or 100 basis point, increase or decrease in our average interest rate over a 12 month time horizon. This analysis resulted in a potential effect of approximately $300,000 on the interest earned on investments.

At June 30, 2008, we had investments in ARS with an estimated fair value of $24.7 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, the recent liquidity issues have virtually shut down most active market transactions. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the Federal Family Education Loan Program (FFELP). None of the ARS investments in our portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced recently in global credit and capital markets have prevented us from liquidating our ARS investments as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand for certain ARS may continue, we anticipate, based on discussions with our investment advisors, that liquidity for our securities might possibly be realized through redemptions by the issuing agencies, government intervention in the market or the emergence of secondary markets in the near term, particularly considering the relatively high default interest rates, high credit ratings, the backing of the FFELP and/or the underlying assets collateralizing these investments. In the event that we are unable to sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record additional impairment to the asset value.

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

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in internal control over financial reporting.

Management has determined that, as of June 30, 2008, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, we issued 30,612 shares of our common stock, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000 that had been accrued at March 31, 2008 under our license agreement with Dr. Gopal Nair. The issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On June 26, 2008, we held our Annual Meeting of Stockholders.

(b)	At that Annual Meeting, Simon Pedder, Kevan Clemens, Norman Hardman, Johnson Y.N. Lau, Roger Stoll and Michael Weiser were re-elected for one-year terms as members of the Board of Directors.

(c)	In total, two matters were voted on at the Annual Meeting: (1) the re-election of the six directors as described in item (b) above; and (2) the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008. A tabulation for each matter is as follows:

1)	The stockholders elected the following directors to serve for the ensuing year and until their successors are elected by the following votes:

	FOR	WITHHELD
Simon Pedder	19,205,526	18,840
Kevan Clemens	19,205,526	18,840
Norman Hardman	19,205,526	18,840
Johnson Y. N. Lau	19,205,526	18,840
Roger Stoll	19,205,526	18,840
Michael Weiser	19,099,639	124,727

2)	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 as follows:

FOR	AGAINST	ABSTAIN
19,216,211	7,965	190

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: August 6, 2008	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and Chief Financial Officer