Form 10-Q
period 2008-09-30
Chelsea Therapeutics International, Ltd.
filed 2008-11-06
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 4, 2008 there were 30,111,479 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,687,927	$34,076,217
Short-term investments	22,398,827	28,638,336
Prepaid contract research and manufacturing	211,569	299,319
Other prepaid expenses and other current assets	160,340	93,243

Total current assets	42,458,663	63,107,115
Property and equipment, net	174,566	42,793
Other assets	76,163	13,461

	$42,709,392	$63,163,369

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,622,379	$888,560
Accrued compensation and related expenses	524,242	567,268
Accrued contract research and manufacturing	7,009,514	3,540,629
Other accrued expenses	369,351	200,333

Total current liabilities	9,525,486	5,196,790

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 30,111,479 and 29,917,454 shares issued and outstanding, respectively	3,011	2,992
Additional paid-in capital	93,939,020	92,648,789
Deficit accumulated during the development stage	(60,758,125)	(34,685,202)

Total stockholders’ equity	33,183,906	57,966,579

	$42,709,392	$63,163,369

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Period from April 3, 2002 (inception) through September 30, 2008

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$7,041,343	$2,652,206	$19,915,204	$7,975,042	$46,440,073
Sales and marketing	294,686	235,775	1,176,898	1,055,195	3,806,596
General and administrative	940,652	662,325	2,797,908	2,034,431	10,787,912

Total operating expenses	8,276,681	3,550,306	23,890,010	11,064,668	61,034,581

Operating loss	(8,276,681)	(3,550,306)	(23,890,010)	(11,064,668)	(61,034,581)
Interest income	306,214	307,490	1,493,260	822,545	3,986,649
Interest expense	—	—	—	—	(34,020)
Other expense	(2,109,927)	—	(3,676,173)	—	(3,676,173)

Net loss	$(10,080,394)	$(3,242,816)	$(26,072,923)	$(10,242,123)	$(60,758,125)

Net loss per basic and diluted share of common stock	$(0.34)	$(0.14)	$(0.87)	$(0.47)

Weighted average number of basic and diluted common shares outstanding	30,048,839	22,512,364	29,998,676	21,639,903

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2008	29,917,454	$2,992	$92,648,789	$(34,685,202)	$57,966,579

Common stock issued in 2008, at par, pursuant to net-share (cashless) exercises of common stock warrants	57,983	6	(6)	—	—

Common stock issued in 2008, at $4.20 per share, pursuant to exercises of common stock warrants	11,200	1	47,039	—	47,040

Final adjustment to issuance costs accrued in conjunction with the sale and issuance of common stock in November 2007 at approximately $6.19 per share	—	—	5,733	—	5,733

Common stock issued in April 2008, at approximately $4.90 per share, for license fee	30,612	3	149,997	—	150,000

Employee stock options exercised	94,230	9	58,935	—	58,944

Stock-based compensation	—	—	1,028,533	—	1,028,533

Net loss	—	—	—	(26,072,923)	(26,072,923)

Balance at September 30, 2008	30,111,479	$3,011	$93,939,020	$(60,758,125)	$33,183,906

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from April 3, 2002 (inception) through September 30, 2008
	For the nine months ended September 30,
	2008	2007
Operating activities:
Net loss	$(26,072,923)	$(10,242,123)	$(60,758,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,028,533	604,859	2,304,776
Depreciation and amortization	38,272	24,257	141,581
Stock issued for license agreement	150,000	150,000	575,023
Non-cash interest expense	—	—	34,020
Other-than-temporary impairment of short-term investments	3,676,173	—	3,676,173
Gain on sale of property and equipment	(2,208)	—	(2,208)
Fair value of warrants for finder's agreement	—	433,750	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(42,049)	(37,139)	(448,072)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	4,371,721	2,513,962	9,001,245
Accrued compensation and related expenses	(43,026)	18,693	524,242

Net cash used in operating activities	(16,895,507)	(6,533,741)	(44,517,595)

Investing activities:
Acquisitions of property and equipment	(171,513)	(21,525)	(317,617)
Proceeds from sale of property and equipment	3,677	—	3,677
Purchases of short-term investments	—	(11,490,415)	(49,538,336)
Redemptions and sales of short-term investments	2,563,336	10,676,242	23,463,336

Net cash provided by (used in) investing activities	2,395,500	(835,698)	(26,388,940)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from exercise of stock options	58,944	15,705	80,729
Proceeds from exercise of common stock warrants	47,040	247,000	299,080
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	5,733	11,476,677	88,865,028
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	111,717	11,739,382	90,594,462

Net (decrease) increase in cash and cash equivalents	(14,388,290)	4,369,943	19,687,927
Cash and cash equivalents, beginning of period	34,076,217	3,111,502	—

Cash and cash equivalents, end of period	$19,687,927	$7,481,445	$19,687,927

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

In May 2006, in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its $0.0001 par value common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007 of $433,750.

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 11, 2008 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

AS OF SEPTEMBER 30, 2008

(Unaudited)

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

Short-term Investments

Short-term investments consist of investments in certain auction rate securities (“ARS”). ARS are generally long-term debt instruments for which interest rates are reset through a dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. The Company accounts for such investments utilizing Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that the Company evaluate whether an event or change in circumstances has occurred during the period that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”) at the balance sheet date. If an impairment indicator is present, the Company would perform an analysis based on factors as prescribed by Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, to determine the fair value of such investments at the balance sheet date. If a decline in value had occurred, further analyses would be performed to determine whether such decline is temporary or other-than-temporary. If it is determined that the decline in value is other-than-temporary, then an impairment loss would be recognized.

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

At September 30, 2008, the Company held investments, classified as available-for-sale, in student-loan backed auction rate securities with a fair value of approximately $22.4 million and a par value of approximately $26.1 million. The Company has historically invested in these securities for short periods of time as part of its cash management program. These investments are accounted for in accordance with SFAS 115. All of the Company’s investments are currently classified as available-for-sale as the Company does not intend, nor has the ability, to hold the securities to maturity and does not purchase them for the purpose of selling them in the short-term to realize profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, based on available information.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

The Company’s ARS investments represent interests in collateralized debt obligations supported by pools of student loans and none are collateralized by mortgage, credit card or insurance securitizations. All but approximately $4.4 million of the par value of the Company’s investments in ARS were AAA/Aaa rated, fully backed by the Federal Family Education Loan Program (“FFELP”) and/or over-collateralized. Of the remaining $4.4 million of investments at par value, all were collateralized at 100% or greater and, consistent with our investment policy, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings. During 2008, the Company reviewed information related to the credit downgrade, as announced by Moody’s, of an insurer on one of its investments with a par value of $1.15 million and the resulting downgrade of that investment from AAA to Aa3. However, the Company had already taken into account the publicized weaknesses of that insurer before such announcement was made. The Company has not been notified of any modification to the credit ratings of the underlying issuing agencies for any of its investments.

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

On December 31, 2007, the Company held investments in ARS of approximately $28.6 million. During the nine months ended September 30, 2008, the Company received proceeds of approximately $2.6 million from redemptions at par. The estimated fair value of the Company’s ARS investments as of September 30, 2008 was approximately $22.4 million, which reflects an adjustment of approximately $3.7 million to the par value of $26.1 million. Although the ARS continue to pay interest according to their stated terms, based on a grouping of the assets into similar categories and the application of a discounted cash flow valuation model and other factors, the Company has determined that the value of these investments was impaired on an other-than-temporary basis and recorded a charge of approximately $2.1 million during the three months ended September 30, 2008. For the nine months ended September 30, 2008, the Company recorded a charge of approximately $3.7 million.

As stated in “Note 1. Summary of Significant Accounting Policies and Nature of Operations”, on January 1, 2008, the Company adopted the methods of determining fair value as described in SFAS 157 to value its financial assets and liabilities. In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As normal trading activity within public markets for ARS ceased during the quarter ended March 31, 2008 and had not resumed with any regularity at September 30, 2008, there is an absence of observable market quotes (level 1 inputs). While the Company obtained estimates of recent trading activity in secondary markets for ARS, such markets are not sufficiently active and the resulting data (as specified under SFAS 157) does not qualify as appropriate level 2 inputs. As such, the Company utilized valuation models for ARS that rely exclusively on unobservable inputs (level 3 inputs) including those that are based on percentage of collateralization, counterparty credit quality, risk of default underlying the security, government guarantees or insurance characteristics and overall capital market liquidity.

The Company also took into account the following considerations in its evaluation of fair value at September 30, 2008 and the resulting impairment charge of $2.1 million recorded in the quarter then ended:

•	Recent disruptions in the financial markets in general and the additional emphasis on liquidity that has resulted.

•

A recent valuation analysis for the Company’s ARS investments held at Banc of America Securities, prepared by a third party valuation firm, with particular focus on information and data available from established secondary markets.

•

The recent announcement of a settlement between UBS Financial Services, Inc. (“UBS”) and certain regulatory bodies and the obligations resulting from that settlement that directly impact the Company. Specifically, the commitment by UBS to provide liquidity to the Company, through a line of credit agreement, for up to 75% of the market value (as determined by UBS) of the securities held at UBS. At

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

September 30, 2008, the Company held securities at UBS with a par value of $11.6 million and a market value, as determined and published by UBS, of $10.4 million. UBS also agreed in the settlement to acquire all of those holdings at 100% of par value in June 2010.

•

The Company’s ability to continue to hold these ARS considering the terms of the UBS settlement described above and in the absence of similar guarantees with respect to its holdings at Banc of America Securities.

The following fair value hierarchy table categorizes information regarding assets measured at fair value on a recurring basis that include only the Company’s investments in ARS:

Assets Measured at Fair Value on a Recurring Basis

(in thousands)
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2008
Available-for-sale securities	$—	$—	$22,399	$22,399

As of December 31, 2007
Available-for-sale securities	$28,638	$—	$—	$28,638

The Company’s assets that were measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2008 consisted of its investments in ARS. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the nine month period ended September 30, 2008 (in thousands):

Balance as of December 31, 2007	$—
Redemptions at par	(2,563)
Purchases	—
Realized losses	(3,676)
Transfers in and/or out of Level 3	28,638

Balance as of September 30, 2008	$22,399

The Company received notice subsequent to September 30, 2008 of details of the settlements reached with both UBS and Banc of America. However, the Company is still awaiting further guidance concerning specific aspects of how terms of the UBS settlement will be applied. In addition, the Company received notice in October 2008 that a tender offer, for redemption at 93.5% of par value on certain of its ARS holdings, had been made by an issuer. However, there continue to be significant uncertainties concerning the timing and the eventual outcome of this tender offer. As such, those factors were not taken into consideration in the Company’s valuation approach at September 30, 2008.

For those ARS holdings at UBS, the Company determined that, despite information available regarding a settlement offer, the additional illiquidity resulting from overall market disruptions should be taken into consideration in determining the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

resulting fair value at September 30, 2008, along with other factors that included percentage of collateralization, counterparty credit quality, risk of default underlying the security and government guarantees or insurance characteristics. As such, utilizing a discounted cash flow method, the Company assigned specific discount factors to each rating component and utilized an anticipated five-year life. As more detailed information on the settlement agreement becomes available, those risks might be mitigated and the only remaining risk associated with these investments will be UBS’ ability to complete the settlement under the agreed upon terms.

For those ARS holdings at Banc of America Securities the Company utilized a weighted average calculation based on the factors provided by a third party valuation expert engaged by the Company. Based on a long-term discounted cash flow method over the nominal maturities of the underlying securities and data regarding recently completed secondary market transactions, the Company determined that the valuations calculated correspond to the eventual liquidation values anticipated by the Company, assuming the sale of these assets on secondary markets at relatively aggressive discounts over the next six months.

The valuation of the Company’s ARS investment portfolio is sensitive to market conditions and is based on management’s best estimate given the facts available at the time of the estimate. The assumptions utilized in the estimate of fair value are difficult to predict and can change significantly. Factors that may impact the Company’s valuation include potential completion of a transaction in the secondary market by the Company, changes to information provided by the Company’s third party valuation expert, ongoing turmoil in the global financial markets, additional secondary market trading information, the financial position of UBS and the Company’s continuing ability to hold these investments with sufficient capital resources to fund operations. The results of this analysis indicate that a 1%, or 100 basis point, increase or decrease in the aggregate estimated fair value, as applied to the par value of such investments, would have increased or decreased the other-than-temporary impairment charge by approximately $0.3 million. Given the uncertainties of selling the securities held with Banc of America Securities on the secondary market, the realized value could vary from our current valuations by amounts significantly greater than 1%, either favorably or unfavorably.

NOTE 3	STOCK-BASED COMPENSATION

The Company has a stock incentive plan (the “Plan”) under which incentive stock options for 4,145,000 shares of the Company’s $0.0001 par value common stock (the “common stock”) may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended September 30, 2008, the Company granted stock options to employees for the purchase of 32,500 shares of its common stock with a weighted average exercise price of approximately $4.81 per share, a weighted average grant date fair value of approximately $2.77 per share and an exercise price greater than the market value at September 30, 2008, resulting in no intrinsic value as of that date. During the three months ended September 30, 2007, the Company granted stock options to an employee for the purchase of 25,000 shares of its common stock with an exercise price of $6.88 per share, a grant date fair value of approximately $4.10 per share and an exercise price greater than the market value at September 30, 2008, resulting in no intrinsic value as of that date.

During the nine months ended September 30, 2008 and 2007, the Company granted stock options to employees and non-employee directors for the purchase of 837,500 and 655,500 shares of its common stock, respectively. The grants made during the nine months ended September 30, 2008 had a weighted average exercise price of approximately $6.11 per share, a weighted average grant date fair value of approximately $3.41 per share and an exercise price greater than the market value at September 30, 2008, resulting in no intrinsic value as of that date. The grants made during the nine months ended September 30, 2007 had a weighted average exercise price of approximately $5.70 per share, a weighted average grant date fair value of approximately $3.38 per share and an exercise price greater than the market value at September 30, 2008, resulting in no intrinsic value as of that date.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

Each option granted to employees and non-employee directors during the three and nine months ended September 30, 2008 and 2007 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

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

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.52% to 3.41%	4.95%	2.52% to 3.73%	4.76% to 4.95%
Expected life of options	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%
Expected volatility	65.93%	66.01%	63.55% to 65.93%	66.01%
Estimated forfeitures	0%	0%	0%	0%

The Company recorded compensation expense for the three and nine months ended September 30, 2008 of $375,854 and $1,028,533, respectively and compensation expense for the three and nine months ended September 30, 2007 of $219,154 and $604,859, respectively, in conjunction with option grants made to employees and non-employee directors. As of September 30, 2008, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $3.9 million, which it expects to recognize over a remaining average period of 2.6 years.

As of September 30, 2008, there were 2,914,067 options outstanding under the Plan with a weighted average remaining contractual life of 7.8 years, a weighted average exercise price of approximately $4.37 per share and exercise prices greater than the market value at September 30, 2008, resulting in no intrinsic value as of that date. Of these, options for 1,160,263 shares had vested and were exercisable at September 30, 2008 with a weighted average remaining contractual life of 6.9 years, a weighted average exercise price of approximately $3.10 per share and an aggregate intrinsic value of approximately $176,000. During the three and nine months ended September 30, 2008, options for 94,230 shares were exercised with a weighted average exercise price of approximately $0.63 per share and an aggregate intrinsic value as of the dates of exercise of approximately $354,000. During the three months ended September 30, 2007, options for 5,868 shares were exercised with an exercise price of approximately $2.62 per share and an aggregate intrinsic value as of the date of exercise of approximately $16,000. During the nine months ended September 30, 2007, options for 17,868 shares were exercised with a weighted average exercise price of approximately $0.02 per share and an aggregate intrinsic value as of the dates of exercise of approximately $79,000. During the three months ended March 31, 2008, unvested options for 109,375 shares were forfeited by board members that resigned during that period.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

NOTE 4	LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at September 30, 2008 and 2007 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,094,516 and 6,563,508 shares, respectively.

NOTE 5	EXERCISE OF COMMON STOCK WARRANTS

During the nine months ended September 30, 2008, various warrant holders exercised rights to purchase 100,487 shares of the common stock of the Company, with an average exercise price of approximately $2.91 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 57,983 shares of its common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise.

In August 2008, a warrant holder exercised the right to purchase 10,000 shares of the common stock of the Company at an exercise price of $4.20 per share pursuant to a cash exercise whereby the Company recorded proceeds of $42,000.

In January 2008, a warrant holder exercised the right to purchase 1,200 shares of the common stock of the Company at an exercise price of $4.20 per share pursuant to a cash exercise whereby the Company recorded proceeds of $5,040.

During the three months ended September 30, 2007, various warrant holders exercised rights to purchase 107,165 shares of the common stock of the Company, with an average exercise price of approximately $2.91 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 63,208 shares of its common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise. During the nine months ended September 30, 2007, warrant holders exercised rights to purchase 116,596 shares of the common stock of the Company, with an average exercise price of approximately $2.90 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued an aggregate of 68,136 shares of its common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise.

During the nine months ended September 30, 2007, a warrant holder exercised the right to purchase 60,000 shares of the common stock of the Company on a cash basis at an exercise price of $4.20 per share. The Company recorded cash proceeds of $247,000, net of expenses, in conjunction with this transaction.

NOTE 6	LICENSING AGREEMENTS

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability recorded at March 31, 2007. During the three months ended March 31, 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase 2 study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000 that had been accrued at March 31, 2008. The Company is required to make additional payments upon the achievement of specific development and regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Future potential milestone and anniversary payments total approximately $1,500,000 and there are no minimum royalties required under the agreement.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase 3 study and has remaining potential future milestone payments, subject to the Company’s right to terminate the license agreement, totaling $3.25 million. The Company and DSP have also initiated, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Such activities are currently ongoing and based on work performed by DSP as of September 30, 2008, the Company had accrued a liability of $2.7 million.

In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”). In May 2006, pursuant to the Finder’s Agreement, the Company issued warrants for the purchase of 250,000 shares of its common stock at an exercise price of $4.31 per share. The exercise of these warrants is conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge for the fair value of the warrants at January 2007 of $433,750. The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the warrants at the date the condition lapsed, based on a risk-free interest rate of 4.79%, an expected life of three years, an expected dividend yield of 0%, an expected volatility of 66.01% and no estimated forfeitures. As additional consideration, the Company agreed to (1) make future milestone payments to Paramount, upon achievement of milestones as defined in the Finder’s Agreement, (2) pay royalties on sales should any licensed compound become available for commercial sale, and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP. The Company has remaining potential future milestone payments under the Finder’s Agreement of $150,000.

NOTE 7	DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the development agreement, an initial payment of $1.0 million was made to Active Biotech during the quarter ended June 30, 2006 with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties. During the three and nine months ended September 30, 2007, the Company expensed approximately $60,000 and $0.5 million pursuant to the development agreement. During 2008, the Company and Active Biotech ceased joint discovery efforts on this portfolio and, accordingly, the Company has recorded no costs related to this program during 2008.

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

AS OF SEPTEMBER 30, 2008

(Unaudited)

NOTE 8	LEASE AGREEMENT

On March 7, 2008, the Company entered into a lease for office space in Charlotte, North Carolina near its then existing office location to serve as its new corporate headquarters. The Company occupied the new facility on May 23, 2008 and monthly payments of approximately $19,000 will begin in October 2008. The lease expires on October 15, 2013 and calls for annual rent increases of 3%. In addition, the lease provides an option to rent additional adjacent space. The option remains in effect until November 2009 at a cost of $1,750 per month, but may be terminated sooner at the Company’s discretion. The Company paid a security deposit equal to four months’ rent, or approximately $76,000, upon signing.

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

We are currently focusing the majority of our drug development resources on two major research and development projects: droxidopa for symptomatic neurogenic orthostatic hypotension and other potential indications; and our antifolate compounds, including CH-1504, for rheumatoid arthritis. Droxidopa, our most advanced investigational product candidate, is currently being studied in double-blind pivotal Phase III trials under a Special Protocol Assessment, or SPA, with the FDA, designed to compare droxidopa to placebo at multiple sites in North America, Europe and Australia. Droxidopa is also being studied in a double-blind, placebo controlled Phase II clinical study for the treatment of intradialytic hypotension. In addition, a Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia is anticipated to begin in November 2008, under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency. Our lead antifolate candidate, CH-1504, is being investigated for the treatment of rheumatoid arthritis in a Phase II head-to-head clinical trial to compare its efficacy and tolerability against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. We also continue to review the potential development opportunities in our I-3D portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation that is complementary to our antifolates program.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	$ Increase	% Change
Research and development expense	$7,041	$2,652	$4,389	165%
Sales and marketing expense	295	236	59	25%
General and administrative expense	941	662	279	42%
Interest income	306	307	(1)	0%
Other expense	2,110	—	2,110	n/a

Research and development expenses increased significantly in 2008 primarily related to the advancement of our drug candidates into more extensive clinical testing programs and compensation costs related to the addition of new personnel during 2008 and the latter part of 2007. As a percentage of operating expenses, research and development costs increased to 85% for the period ended September 30, 2008 from 75% for the third quarter of 2007. During 2008, we continued our development activities, including manufacturing, pre-clinical, Phase I and Phase II activities, for our portfolio of antifolates compounds. A component of our costs in 2008 is related to the ongoing clinical trial for CH-1504 in rheumatoid arthritis and investigational activities for follow-on molecules in our portfolio of antifolates. We also incurred significant costs during 2008 for our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa. Related to these activities, we incurred a $0.2 million increase in compensation and related expenses.

From inception through September 30, 2008, cumulative research and development expenses related to our major research and development projects were approximately $46.4 million and are detailed as follows:

(in thousands)

Through September 30, 2008
Antifolates	$21,916
Droxidopa	22,024
I-3D	2,500

$46,440

Droxidopa. From inception through September 30, 2008, we had spent approximately $22.0 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $22.0 million more to complete our Phase III clinical trials and other development work through to final approval of an NDA from the FDA. Assuming its approval for marketing, we currently estimate launch of this product and initial sales or royalty revenue from it no sooner than 2010. In addition to the spending requirements above, we plan spending of approximately $4.9 million in 2008 for clinical proof of concept studies in other indications, our once-daily formulation and other droxidopa related programs.

Antifolates. From inception through September 30, 2008, we had spent approximately $21.9 million in research and development expenses on CH-1504 and other antifolates. We currently intend to seek a partner to assist us in the development of this compound before or soon after the completion of Phase II proof-of-concept studies for rheumatoid arthritis. We estimate that, extending into early 2009, we will need to incur approximately $4.8 million more for the trials related to proof-of-concept and the development of other antifolate compounds. Assuming CH-1504 is approved for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2012.

I-3D Portfolio. From inception through September 30, 2008, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have been conducting compound discovery work on the portfolio to try and indentify one or more lead compounds, and have yet to estimate the amount of expenses it would take to move beyond this development stage to potential revenue generation. For 2008, our additional discovery costs are not expected to exceed $0.1 million.

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

General and administrative expenses. The $0.3 million increase in general and administrative expenses primarily consists of a $0.1 million increase in compensation and related expenses. The remainder of the increase consists of increases in other categories of spending during the period including office rent and professional fees. Franchise tax expense also increased during 2008 due to our 2007 issuances of stock for financing purposes and the related increase in our stockholders’ equity.

Interest income. During 2007, we raised approximately $57.2 million, net of expenses, through the sale of our common stock in two financing transactions. As such, our cash of approximately $19.6 million and short-term investments of approximately $26.1 million at par value at September 30, 2008 reflect our cash and short term investments at December 31, 2007 offset by approximately $16.9 million used to fund operating activities during the year. However, even with the increased cash and investment level, interest earned remained flat when compared to the same three-month period of last year. This reflects general reductions in interest rates and the shift of our non-ARS holdings into Treasury funds.

Other expense. During the three months ended September 30, 2008, we recorded an other-than-temporary impairment charge related to our investment in auction rate securities, or ARS, of approximately $2.1 million.

Nine Months Ended September 30, 2008 and 2007

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	$ Increase	% Change
Research and development expense	$19,915	$7,975	$11,940	150%
Sales and marketing expense	1,177	1,055	122	12%
General and administrative expense	2,798	2,034	764	38%
Interest income	1,493	823	670	81%
Other expense	3,676	—	3,676	n/a

Research and development expenses increased in 2008 primarily related to the advancement of our drug candidates into more extensive clinical testing programs and compensation costs related to the addition of new personnel during 2008 and the latter part of 2007. As a percentage of operating expenses, research and development costs increased to 83% for the nine months ended September 30, 2008 from 72% for the same period of 2007. During 2008, we continued our development activities, including manufacturing, pre-clinical, Phase I and Phase II activities, for our portfolio of antifolates compounds. A component of our costs in 2008 is related to the ongoing clinical trial for CH-1504 in rheumatoid arthritis and investigational activities for follow-on molecules in our portfolio of antifolates. We also incurred significant costs during 2008 for our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa. Related to these activities, during the nine months ended September 30, 2008, we incurred a $0.5 million increase in compensation and related expenses.

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

General and administrative expenses. The $0.8 million increase in general and administrative expenses primarily consists of a $0.3 million increase in compensation and related expenses, an increase in professional fees for accounting and legal services of $0.1 million and an increase in rent of $0.1 million, along with moderate increases in other categories of spending. Franchise tax expense also increased during 2008 because of our 2007 issuances of stock for financing purposes and the related increase in our stockholders’ equity.

Interest income. During 2007, we raised approximately $57.2 million, net of expenses, through the sale of our common stock in two financing transactions. As such, our cash of approximately $19.6 million and short-term investments of approximately $26.1 million at par value at September 30, 2008 reflect our cash and short term investments at December 31, 2007 offset by approximately $16.9 million used to fund operating activities during the year. Accordingly, interest earned on cash and short-term investments increased by approximately $0.7 million to $1.5 million for the nine months ended September 30, 2008.

Other expense. During the nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge related to our investment in auction rate securities, or ARS, of approximately $3.7 million.

Liquidity and Capital Resources

From inception to September 30, 2008, we have incurred an aggregate net loss of approximately $60.8 million as a result of expenses similar in nature to those described above.

As of September 30, 2008, we had working capital of approximately $32.9 million, cash and cash equivalents of approximately $19.7 million and short-term investments with a fair value of approximately $22.4 million. We have financed our operations primarily through sales of our stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

At September 30, 2008, the estimated fair value of our short-term investments of $22.4 million consisted of principal invested in certain ARS. The ARS held by us have long-term nominal maturities for which the interest rates are reset through a dutch auction on 28 or 35 day cycles. Although the monthly auctions had historically provided a liquid market for these securities, in early 2008, with the liquidity issues in the global credit and capital markets, auctions for these, and similar, securities began to fail and by March 2008, market activity had essentially ceased. Our investments in these securities represent interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us includes mortgage, credit card, preferred stock or insurance securitizations. Of the par value of these investments of $26.1 million, all but approximately $4.4 million were AAA/Aaa rated and fully backed by the Federal Family Education Loan Program (FFELP) and/or over-collateralized by more than 10%. Of the remaining $4.4 million, all were collateralized at 100% or greater and, consistent with our investment policy, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings.

Since early February 2008 we have experienced difficulty in liquidating our ARS as the amount of securities submitted for auction has exceeded the market demand and auctions began to fail. When the auctions for these securities fail, the investments are not readily convertible into cash until a future auction is successful, secondary markets emerge, the securities are redeemed by the issuer or they mature. Although we are experiencing a lack of liquidity for these securities at the present time, we anticipate, based on continuing discussions with our investment advisors, that liquidity for some of our holdings, particularly those held at Banc of America Securities, might be realized through secondary market transactions, particularly considering the high credit ratings, FFELP backing and/or the collateralization related to the underlying securities. While Banc of America Securities announced a settlement with various regulatory agencies in October 2008, such settlement had no specific commitments to assist us in achieving liquidity in our specific holdings. It did indicate that Banc of America would use its best efforts to provide liquidity to institutional investors and business customers with accounts valued at $15 million or more, though no specific guidance on how this was to be accomplished was given. Subsequently, in October 2008, we received notice that a tender offer, for redemption at 93.5% of par value, had been made by an issuer on certain of our holdings. Such redemptions are based on an opportunity by the issuers to reduce their cost of capital through redemption and refinancing and we, along with others, believe that such redemptions make good economic sense and might accelerate over time. However, there continue to be significant uncertainties concerning the timing and the eventual outcome of this tender offer. As such, those factors were not taken into consideration in our valuation approach for these holdings at September 30, 2008.

Under the terms of the recent settlement between UBS Financial Services, Inc. and certain regulatory bodies as announced in October 2008, UBS has committed to provide liquidity for up to 75% of the UBS determined market value, for those investments held at UBS, through a line of credit arrangement and to acquire those holdings at 100% of par value in June 2010. The settlement, while gaining additional clarity during October, remains open and awaiting further guidance related to the appropriate path to liquidity for our holdings at UBS.

While taking into consideration valuation factors as set forth in the guidelines of SFAS 157, management has established estimated fair values for the ARS held at September 30, 2008 based on the potential cash realization that might be available from these assets. We have noted that sporadic trades have taken place recently in private secondary markets for ARS holdings similar to our own. There is evidence that some of the more favorable trades reflected re-purchases on the part of certain issuers, which we would be unable to influence or predict. Similarly, there continues to be evidence that many such transactions are of a distressed nature between opportunistic buyers and distressed sellers. Given our inability to hold these securities indefinitely and our determination to liquidate the holdings we have at Banc of America Securities over the next six months, we have set our valuations more conservatively than we might otherwise expect to realize through these markets. Additionally, we engaged the services of a third party valuation firm to assist in our determination of fair value at September 30, 2008, specifically related to our holdings at Banc of America Securities.

Accordingly, we believe that 75% to 94% of the face value of these assets reflects a range of realistic valuations. Based on these considerations, we estimated that an aggregate impairment of approximately 14.1% of par value of our ARS holdings was appropriate as of September 30, 2008 and recorded an additional impairment charge of $2.1 for the quarter ended September 30, 2008, bringing the cumulative charge to operations during the nine months ended September 30, 2008 to approximately $3.7 million. Our estimates weighed the availability of a line of credit and predictable redemption in 2010 for our UBS holdings against the likelihood of more significant discounts on secondary market sales of the securities held with Banc of America Securities. However, as we have no ability to accurately estimate a future transaction in the emerging secondary markets, we believe that, as liquidation of ARS holdings take place in the current market environment, the resulting realized discounts might approximate or could vary significantly from our recorded fair value.

We currently have sufficient cash to sustain operating activities in the near term and we plan to continue closely monitoring the redemptions of ARS by the issuing agencies, the progress of activity in the private secondary markets, information on the settlements with regulators and the status of outstanding or potential tender offers on an ongoing basis. However, we do not have the ability to hold the majority of our ARS beyond the next six to nine months if we are to effectively fund planned operational needs.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our continuing efforts to secure in-licensing opportunities. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing or strategic alliances. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We expect to record a loss from operations, net of interest earned on investments, in the range of $40 to $64 million during the 12 to 18 months commencing October 2008.

Actual losses will depend on a number of considerations including:

•	the pace and success of pre-clinical development and clinical trials for droxidopa, antifolates and other product candidates;

•	effectively leveraging or liquidating our holdings in ARS;

•	seeking regulatory approval for our various product candidates;

•	discussions with regulatory agencies concerning the design of our clinical trials;

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	the pace of development of new intellectual property for our existing product candidates;

•	possible out-licensing of our product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

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

Contractual Obligations

As of September 30, 2008, we had contractual obligations and commitments of approximately $20.8 million, primarily related to the lease agreement for our office space and contracted research and development activities. To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2008:

	Payments due by period
Category	Total	< 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,306,198	$236,938	$492,393	$576,867	$—
Purchase obligations	19,514,035	16,632,250	2,881,785	—	—

Total	$20,820,233	$16,869,188	$3,374,178	$576,867	$—

In addition, we have entered into certain licensing and related agreements that, as of September 30, 2008, might require we make contingent milestone payments of up to approximately $4.9 million over the life of the agreements upon the achievement of certain clinical or commercial milestones. Such future payments are subject to our right to terminate the agreements. In the event that the milestones are not achieved, we elect not to pursue further testing of the drug candidate or we terminate such agreements, we will have no further obligations under the agreements. The uncertainty relating to the timing and occurrence of the commitments described prevents us from including them in the table above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At September 30, 2008, our investments primarily consisted of Treasury funds with an average maturity under 90 days and ARS with long-term nominal maturities for which the interest rates are reset through a dutch auction each month or, should those auctions fail, as determined by contractual obligation. All investments to date have been made in U. S. dollars and accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. To assess our interest rate risk, we performed a sensitivity analysis projecting potential future interest earnings on investments in which we estimated the impact of a 1%, or 100 basis point, increase or decrease in our average interest rate over a 12 month time horizon. This analysis resulted in a potential effect of approximately $230,000 on the interest earned on investments.

At September 30, 2008, we had investments in ARS with an estimated fair value of $22.4 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, the recent liquidity issues have virtually shut down most active market transactions for ARS. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the FFELP. None of the ARS investments in our portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced recently in global credit and capital markets have prevented us from liquidating our ARS investments as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand related to the ARS auctions is expected to continue, we anticipate, based on continuing discussions with our investment advisors, that liquidity for our securities might possibly be realized through redemptions by the issuing agencies and our increased participation in secondary markets. In the event that we are unable to sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record additional impairment to the asset value.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in internal control over financial reporting.

Management has determined that, as of September 30, 2008, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Chelsea Therapeutics International, Ltd.

Date: November 5, 2008	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and Chief Financial Officer