Form 10-K
period 2008-12-31
Chelsea Therapeutics International, Ltd.
filed 2009-03-04
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008, OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2008 ($4.88 per share) was $116,465,827. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 3, 2009, 30,111,479 shares of the Registrant’s common stock, $.0001 par value per share, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders currently scheduled to be held May 27, 2009 are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

(i)

PART I

Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the report and will be further discussed from time to time in our periodic reports filed with the Securities and Exchange Commission. The forward-looking statements included in this Report speak only as of the date hereof.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. We are currently focusing the majority of our drug development resources on two clinical stage development projects: droxidopa for symptomatic neurogenic orthostatic hypotension and other potential indications; and our portfolio of non-metabolized antifolate compounds for the treatment of rheumatoid arthritis.

Product Pipeline Summary

We are developing droxidopa, an orally active synthetic precursor of norepinephrine and our most advanced investigational product candidate, for the treatment of neurogenic orthostatic hypotension (NOH). Currently approved and marketed in Japan for the treatment of symptomatic orthostatic hypotension, freezing gait in Parkinson’s disease and intradialytic hypotension, droxidopa has accumulated over 20 years of proven safety and efficacy, historically generating annual revenues of approximately $50 million in Japan. Droxidopa is currently being studied in two double-blind pivotal Phase III trials designed to compare droxidopa to placebo at multiple sites in North America, Europe and Australia. Droxidopa is also being developed for the treatment of intradialytic hypotension for which we have just completed a double-blind, placebo controlled Phase II study in the United States. In addition, a Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia began in early 2009, under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency.

In addition to droxidopa, we are currently developing a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates; CH-1504 and CH-4051. Both are orally available molecules with anti-inflammatory, autoimmune and anti-tumor properties that potently inhibit several key enzymes that are required for cell proliferation. Preclinical and clinical data to date suggests superior safety and tolerability, as well as increased potency versus methotrexate (MTX), currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. Diseases that may potentially be treated with these compounds include rheumatoid arthritis, psoriasis, inflammatory bowel disease, psoriatic arthritis and several different kinds of cancer. CH-1504 is currently being investigated for the treatment of rheumatoid arthritis in a Phase II head-to-head clinical trial to compare its efficacy and tolerability against MTX. CH-4051 is currently being investigated in a Phase I study designed to determine the maximum tolerated dose based on results of single-ascending and multiple-ascending dose evaluations. Complementing our antifolate program is a second platform consisting of a portfolio of dihydroorotate dehydrogenase, or DHODH, inhibiting compounds known as the I-3D portfolio. Current preclinical animal data for this portfolio of compounds have shown potential applications in autoimmune diseases and transplantation.

We also remain active in evaluating potential in-licensing and acquisition candidates to identify and acquire additional drug candidates as available funding might allow.

To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Our Strategy

Our mission is to create long-term stockholder value by acquiring, developing and commercializing innovative products for the treatment of a variety of human diseases that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Since inception in 2002, we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the United States Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMEA, and other regulatory agencies, undertaking preclinical and clinical trials of our product candidates and raising capital. We are a development stage company and have generated no revenues since inception. We do not anticipate generating any product revenue until approvals are successfully obtained from the FDA or equivalent foreign regulatory bodies to begin selling pharmaceutical/biotech candidates.

We expect the progress of our development programs to be a primary factor affecting our expenses, losses and cash position in the future. During 2008 and in early 2009, we initiated, plan to initiate or completed clinical trials as follows:

•	Phase III pivotal clinical programs for droxidopa in neurogenic orthostatic hypotension, requiring up to approximately 200 patients;

•	Phase II program for CH-1504 in rheumatoid arthritis, requiring approximately 200 patients;

•	Phase II program for droxidopa in hypotension associated with dialysis, requiring approximately 75 patients;

•	Phase II program for droxidopa in fibromyalgia, requiring approximately 120 patients; and

•	Phase I single and maximum tolerated dose (MTD) studies for CH-4051 requiring approximately 80 patients.

We also continue to discuss our antifolate program with large pharmaceutical companies to gauge their interest in licensing this library of compounds. We believe a partner may be able to manage Phase III trials and global commercialization more effectively and with less risk than we could and, accordingly, our current strategy is to pursue such a partnership. Similarly, as we are currently not planning to establish commercial operations outside of the United States, we continue to discuss potential licensing arrangements for droxidopa in Europe and other markets outside the United States. In the course of these discussions, the program has generated interest among potential partners and we continue to evaluate the licensing potential for droxidopa in North America. Any such partnership would aim to provide significant value to us and our stockholders, while maximizing the opportunities for droxidopa in global markets. We also continue to pursue and evaluate potential out-licensing arrangements for our I-3D portfolio of DHODH inhibiting compounds.

We have retained a management team with leading core competencies and expertise in numerous fields, including manufacturing, research, clinical, regulatory and business development. Our management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts. We are led by our Chief Executive Officer, Dr. Simon Pedder, formerly Vice President, Pharmaceutical Business, Oncology at Hoffmann-La Roche Inc., who has over 20 years of senior pharmaceutical management experience, including drug development and business experience. During his time at Roche, Dr. Pedder was responsible for a number of global development programs, successful registrations and product launches.

Plan of Operation

Our plan of operation is to continue implementing our business strategy, especially the clinical development of our current drug candidates including droxidopa and our portfolio of antifolates. As we have in the past, we plan to continue exploring the feasibility of other licensed or newly developed compounds and to expand our drug candidate portfolio by acquiring additional drug technologies for development as our resources permit. We expect our principal expenditures during the next 18 months to include:

•	operating expenses, including marketing, general and administrative and business development expenses; and

•	product development expenses, including the costs incurred with respect to our clinical trials for droxidopa and our antifolates.

As part of meeting our operating needs and as resources permit, we may hire additional scientific, marketing, and administrative staff. In addition, we intend to continue using clinical research organizations and third parties to perform our clinical studies and manufacturing.

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

Products Under Development

DROXIDOPA

Product Overview

Droxidopa, a synthetic amino acid, is converted by the body into norepinephrine and, as a prodrug of norepinephrine, provides replacement therapy for norepinephrine deficiency. Norepinephrine is both a hormone and a neurotransmitter. As a hormone, secreted by the adrenal gland, it works alongside epinephrine/adrenaline to give the body sudden energy in times of stress, known as the “fight or flight” response. As a neurotransmitter, it passes nerve impulses from one neuron to the next. While norepinephrine, as a catecholamine does not penetrate the blood-brain barrier, droxidopa, as a neutral amino acid, is able to do so thus providing both a peripheral and central effect on circulating norepinephrine levels. By producing and replenishing depleted norepinephrine via endogenous enzymatic pathway, droxidopa is believed to allow for the re-uptake of norepinephrine into peripheral and central nervous system neurons.

Droxidopa is currently approved and marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, in Japan for the treatment of symptomatic orthostatic hypotension, freezing gait in Parkinson’s disease and hypotension associated with dialysis. Droxidopa received initial Japanese marketing approval in 1989 and has historically generated annual revenues of approximately $50 million in Japan. In addition to the indications studied by DSP and subsequently approved in Japan, diseases that may potentially be treated with droxidopa include fibromyalgia, chronic fatigue syndrome, attention deficit hyperactivity disorder (ADHD), and other indications in which norepinephrine deficiencies are believed to play a role.

Clinical Development

We are currently focusing our internal resources on the clinical development of droxidopa in three indications: symptomatic neurogenic orthostatic hypotension; intradialytic hypotension; and fibromyalgia. In order to maximize the potential therapeutic applications of droxidopa while conserving capital, we have also been exploring opportunities to support, through the provision of drug substance, additional, investigator-sponsored studies of droxidopa in indications for which we believe a strong clinical rationale exists.

Neurogenic Orthostatic Hypotension

Given the extensive body of clinical data generated by DSP and exclusively available to us under terms of our licensing agreement, we are currently seeking initial marketing approval of droxidopa in the United States and European Union for the treatment of symptomatic neurogenic orthostatic hypotension (NOH), an indication for which the drug has been approved in Japan since 1989.

Orthostatic hypotension is a sudden decrease in blood pressure when a person assumes a standing position and is characterized by lightheadedness, dizziness, blurred vision and syncope. There are multiple known causes for orthostatic hypotension including those that are considered cardiovascular, endocrine and neurological (or neurogenic) in nature. Neurogenic orthostatic hypotension results from a deficient release and/or activity of norepinephrine, a neurotransmitter used by autonomic nerves to send signals to the blood vessels and the heart.

We estimate that nearly 300,000 patients suffer from chronic, symptomatic NOH in the United States and the European Union combined. This condition is commonly associated with Parkinson’s disease, pure autonomic failure and multiple system atrophy, the latter encompassing disorders previously known as striatonigral degeneration, olivoponto-cerebellar atrophy and the Shy-Drager syndrome.

In January 2007, the FDA granted orphan drug status for droxidopa for the treatment of symptomatic NOH in patients with primary autonomic failure (Parkinson’s disease, multiple system atrophy (MSA), and pure autonomic failure (PAF)), dopamine-ß-hydroxylase deficiency, or nondiabetic autonomic neuropathy. In the United States, orphan drug status provides seven years of marketing exclusivity and may impact FDA requirements for clinical trials, potentially reducing the time and expense required for such trials. In August 2007, the European Commission granted two orphan medicinal product designations for droxidopa for the treatment of orthostatic hypotension in patients with PAF and MSA. Although we can expect 10 years of data exclusivity for droxidopa upon approval in Europe as a new chemical entity, orphan drug status could impact requirements for clinical trials in Europe, thereby reducing the time and costs associated with our development of droxidopa for this market.

The FDA has also granted Fast Track designation to droxidopa for symptomatic NOH. Fast Track designation is designed to facilitate the review of products that address serious or potentially life-threatening conditions for which there is an unmet medical need. Fast Track designation allows a company to file a New Drug Application (NDA) on a rolling basis as data becomes available. This permits the FDA to review the filing as it is received, rather than waiting for the entire document prior to commencing the review process. In addition, drugs that have Fast Track designation are more likely to be considered appropriate for Priority Review. A Priority Review generally reduces the time it takes the FDA to review a new drug application.

In February 2008, we initiated a Phase III clinical program in symptomatic NOH. Our phase III program for droxidopa consists of two similar double-blind pivotal trials (Study 301 and Study 302) designed to compare droxidopa to placebo at multiple sites in North America, Europe and Australia. Both Phase III trials are intended to assess the safety and efficacy of droxidopa in patients suffering from symptomatic NOH associated with Parkinson’s disease, PAF and MSA with the primary efficacy endpoint being defined as the relative symptomatic change, as measured by the mean score of Item 1 (dizziness or lightheadedness) of the Orthostatic Hypotension Symptom Assessment, 14 days following randomization either to continued therapy with droxidopa or to placebo in Study 302 and seven days in Study 301.

In February 2008, we reached an agreement with the FDA on a Special Protocol Assessment (SPA) for the design of Study 301. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides a binding agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to support regulatory approval.

Results from our two ongoing global Phase III trials, in combination with data secured from DSP, are expected to support applications for marketing approval in both the United States and the European Union, although we believe at least one additional trial may be required for approval in the European Union. We cannot predict with certainty the timing of our clinical trials. However, we currently estimate market launch no sooner than the second half of 2010.

Intradialytic Hypotension

Intradialytic hypotension, or IDH, is another indication for which DSP conducted extensive clinical evaluation. Pivotal clinical studies conducted by DSP have demonstrated the efficacy of droxidopa in the prevention of vertigo, dizziness and weakness associated with hypotension in hemodialysis patients. Subsequently, in 2000, after showing benefit in clinical trials, DSP received expanded marketing approval in Japan for this indication.

Intradialytic hypotension is the most common adverse event during routine hemodialysis. IDH is often defined as a decrease in systolic blood pressure by ≥ 20 mm Hg or a decrease in mean arterial pressure by 10 mm Hg. IDH has been reported in 15-25% of all hemodialysis patients, with elderly patients reporting an even higher incidence. Many adverse hemodialysis events, including headaches, lightheadedness, nausea, cramps, and seizures, are associated with IDH. These complications can routinely interrupt dialysis sessions, resulting in insufficient uremia toxin removal and necessitating repetition of the procedure. Interruptions due to IDH increase the costs of both the dialysis treatment sessions and the long-term care of less healthy hemodialysis patients.

In March of 2009, we reported results from a double-blind, placebo controlled trial comparing 400mg and 600mg of droxidopa to placebo. Following a two-week run-in period to establish a baseline for all measurements, patients in this three-arm study received a single oral dose of droxidopa or placebo one hour prior to each dialysis treatment over a four-week period. The study recruited 85 patients at 15 sites in the United States. Droxidopa demonstrated a dose dependent, statistically significant benefit across multiple, clinically relevant assessment criteria for IDH. The data also showed that droxidopa was well tolerated by patients with the most common treatment related side effect reported being headache (3%). Results from this study might be used to determine clinical endpoints for a potential future Phase III program that might allow us to file for the first marketing approval of a therapeutic agent for IDH in the United States.

Fibromyalgia

Fibromyalgia is a polysymptomatic syndrome characterized by chronic, widespread musculoskeletal pain, multiple tender points, abnormal pain sensitivity, and is often accompanied by severe fatigue, insomnia and mood symptoms. According to the American College of Rheumatology, fibromyalgia is the second most commonly diagnosed condition in rheumatology clinics in the United States after osteoarthritis and is estimated to affect over six million Americans. While the precise etiology of fibromyalgia remains unknown, current research includes the role of norepinephrine reuptake and availability in the central nervous system. Norepinephrine, a widely used neurotransmitter in the central and peripheral nervous systems, has long been linked to both chronic pain and depression. While norepinephrine, as a catecholamine, does not penetrate the blood-brain barrier, droxidopa, as a neutral amino acid, is able to do so thus providing both a peripheral and central affect on circulating norepinephrine levels. In prior studies conducted by DSP, droxidopa has shown statistically significant dose-dependent analgesia in chronic pain.

We initiated a Phase II trial of droxidopa, both alone and in combination with carbidopa for the treatment of Fibromyalgia in January 2009. The Phase II trial, being conducted in the U.K., is a multi-centre, randomized, double-blind, placebo-controlled, dose response, factorial 12-arm parallel group study evaluating 120 patients equally randomized to receive droxidopa monotherapy, carbidopa monotherapy, droxidopa/carbidopa combination therapy or placebo. Accordingly, 10 patients will be randomized into each of 12 groups to receive: 200mg, 400mg or 600 mg of droxidopa TID; 25mg or 50mg carbidopa TID; 200/25mg, 400/25mg or 600/25mg droxidopa/carbidopa TID; 200/50mg, 400/50mg or 600/50mg droxidopa/carbidopa TID; or placebo over a 9-week treatment period. The primary endpoint will be the average reduction in pain as measured by the Short Form McGill Pain Questionnaire. Secondary outcomes of the study include Fibromyalgia Index Questionnaire (FIQ), Patient Global Impression of Change (PGI-C), Multidimensional Fatigue Inventory (MFI), and Hamilton Anxiety Depression survey (HAMA).

Given significant market opportunity associated with fibromyalgia, the number of on-going and anticipated clinical trials related to this indication, and the competition for both physicians and patients, we currently do not anticipate completing this trial or reporting clinical results in this indication until late 2010 at the earliest.

Additional Potential Indications for Droxidopa

In addition to the indications for which we have established active clinical programs, we believe there are a significant number of other therapeutic indications in which norepinephrine function plays a key role and for which droxidopa may provide clinical benefit. To facilitate research in additional indications and maximize the long-term development potential, we have initiated an extra-mural development program that enables independent investigators to conduct clinical trials in their respective fields of expertise. There are currently three pilot clinical studies, under investigator-sponsored investigational new drug applications (IND), expected to begin in 2009. These planned Phase II studies are intended to evaluate the safety and efficacy of droxidopa in adult attention deficit and hyperactivity disorder (ADHD), chronic fatigue syndrome and freezing of gait in Parkinson’s disease respectively. As these studies will be conducted under investigator-sponsored INDs, we will have limited control over the timing for initiating or completing these studies and, therefore, cannot predict with any certainty when data from these programs will be available.

We plan to continue working with key opinion leaders to identify and evaluate additional potential indications for droxidopa and may provide droxidopa for future studies when deemed appropriate and as funding and availability of drug substance permits.

Droxidopa Competition

Neurogenic Orthostatic Hypotension

Midodrine (ProAmatine®)

Midodrine is currently the only FDA approved therapeutic for the treatment of orthostatic hypotension. Midodrine, originally developed by Roberts Pharmaceuticals (later acquired by Shire) under the brand name ProAmatine®, is an alpha-agonist that works by stimulating alpha receptors, consequently increasing vasculature tone and thereby producing an elevation in blood pressure. Given this direct mechanism of action, it is not surprising that supine hypertension is the most frequently occurring adverse event associated with its use. Midodrine’s product label contains a black box warning for this side effect.

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

Fludrocortisone (Florinef®)

Fludrocortisone is also widely used in the treatment of orthostatic hypotension although this specific indication has not been approved by the FDA. Fludrocortisone is a synthetic adrenocortical steroid possessing very potent mineralocorticoid properties and high glucocorticoid activity. Fludrocortisone, in small oral doses (0.1 mg.) produces marked sodium retention and increased urinary potassium excretion leading to enhanced plasma volume and a rise in blood pressure. Side effects include hypertension, water and sodium retention and K+ loss. Fludrocortisone is not FDA approved for NOH and the mechanism of action for fludrocortisone does not specifically address this indication.

Intradialytic Hypotension

There is currently no FDA approved drug for treatment or prevention of intradialytic hypotension. Common methods for treating IDH include the manual adjustment of ultrafiltration rate, a cumbersome procedure in daily practice. Some dialysis patients are known to take Midodrine prophylactically, either before or during dialysis, to prevent intradialytic hypotension. However, Midodrine is known to be eliminated through the kidneys and is removed by dialysis, thereby limiting its widespread use in this indication.

Fibromyalgia

While doctors have used antidepressants and pain drugs for years, in June 2007, the FDA granted its first approval for the treatment of fibromyalgia to Phizer’s Lyrica®, which was already used to treat epilepsy and neuropathic pain. Eli Lilly received approval in 2008 to market Cymbalta®, a selective serotonin and norepinephrine reuptake inhibitor, to treat fibromyalgia and Cypress Biosciences, with their partner Forest Laboratories, received FDA approval in early 2009 for Savella® for the treatment of fibromyalgia. Savella® is a norepinephrine serotonin reuptake inhibitor that increases the level of norepinephrine more than it does serotonin.

Droxidopa Marketing

We do not currently have a commercial sales and marketing organization in any territory and do not plan to establish the necessary infrastructure to support future sales outside of the United States. As a result, we would expect to partner with or license droxidopa to companies with established infrastructure in the European Union and other markets. With regard to the United States, we believe that the market for droxidopa in NOH, our most immediate commercial opportunity, could be addressed through the establishment of a marketing and sales organization on a stand-alone basis. During 2008, we conducted studies to further evaluate the marketing potential and pricing opportunities for droxidopa in the United States. The favorable results of these studies were suggestive of a significant market opportunity. Given the attractive commercial opportunity and the nature of marketing a drug under orphan drug protection, there may exist an opportunity for us to more effectively pursue co-marketing, co-promotion or other alliances within the United States.

It is possible that we might directly commercialize or co-promote droxidopa in IDH and other smaller potential therapeutic indications. Given the size of the fibromyalgia market, the vast sales forces required to compete in this market, and the necessary infrastructure required, our marketing strategy in this indication is likely to include contracting with or licensing to third parties, particularly for territories outside the United States. Out-licensing arrangements might be negotiated and entered into prior to droxidopa receiving marketing approval in one or more of the indications currently under clinical development

METABOLICALLY INERT ANTIFOLATES

Product Overview

Our portfolio of novel antifolate compounds was originally developed by Dr. M. Gopal Nair and licensed to us in 2004. A library of orally available and metabolically inert antifolate compounds with potent autoimmune, anti-inflammatory and anti-tumor properties, these compounds are engineered to treat a broad range of immunological disorders with less harmful and unpleasant side effects than those typically associated with classical antifolates such as methotrexate (MTX), currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases.

Drug candidates from this portfolio, including both clinical candidates CH-1504 and CH-4051, inhibit dihydrofolate reductase, an enzyme required for cell proliferation, but, due to the lack of metabolism, appear to be devoid of the toxicities related to the formation of metabolites which are believed to play a significant role in the liver and kidney toxicities associated with long-term use of MTX.

We believe these unique antifolates might have clinical advantages over MTX as they might have less toxicity and increased tolerability while maintaining equal or potentially greater efficacy. Potential advantages over existing therapies, supported by our preclinical and clinical work to date, include:

•	higher response rate, including efficacy in patients that have failed MTX therapy;

•	faster onset of action;

•	better tolerability; and

•	superior toxicity profile.

Diseases that may potentially be treated with metabolically inert antifolates include rheumatoid arthritis, psoriasis, inflammatory bowel disease, cancer and other immunological disorders.

Clinical Development

Our portfolio of metabolically inert antifolates currently consists of two clinical stage drug candidates and additional preclinical candidates. CH-1504, the most advanced of our clinical stage antifolate compounds, is currently being developed for a lead indication in rheumatoid arthritis. CH-4051, the second clinical stage compound in this portfolio, is the more potent enantiomer of CH-1504 and is being developed as a fast-follower to CH-1504 in rheumatoid arthritis.

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

We believe that in rheumatoid arthritis patients, our novel antifolates might have significant clinical advantages over MTX due to their metabolic stability. Because of this stability, it can be hypothesized that in those patients who are unresponsive to MTX, a metabolism-blocked antifolate might be clinically efficacious since it is not deactivated by these enzymatic processes.

CH-1504

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

Continuing evaluation of these results in light of additional preclinical data suggested that the bioavailability of CH-1504 was low and had significant pharmacokinetic variability. Discussions among our personnel, external consultants and potential partners suggested the bioavailability of CH-1504 could be improved through standard alterations to the formulation. Consequently, we engaged in a comprehensive screening of approximately 25 commercially viable salts and, based on the results of that screening process, selected a disodium salt of CH-1504 to take forward. Having selected a salt formulation, we initiated complimentary pharmaceutical enhancements to the compound that include evaluation of various solid dosage form options. The primary goal of these formulation efforts was to improve the solubility of the compound, increasing bioavailability and reducing pharmacokinetic variation of CH-1504. A formulation using gelucire to increase solubility was selected. Subsequent human bioequivalence studies showed 1.0 mg of the new formulation to be comparable to 15.0 mg of the original free acid formulation and demonstrated an 11.4-fold improvement in relative bioavailability, as measured by area under the curve with an 8.9-fold increase in peak plasma levels (Cmax). Based on these studies, in January 2008 we initiated a Phase II proof of concept study for CH-1504 in rheumatoid arthritis. Patient enrollment in this study was completed in the fourth quarter of 2008. The study is a multi-national, 12-week double-blind and randomized study in Russia, Ukraine, Poland and Canada with 200 MTX-naive rheumatoid arthritis patients. The 4-arm trial includes a 0.25, 0.5 or 1.0 mg daily dose of CH-1504 versus a 20 mg weekly dose of MTX. Efficacy will be evaluated using standard ACR 20/50/70 scores. Tolerability will be evaluated in two ways: Standard GI adverse events will be grouped and abnormal lab results from liver function tests will be tracked. In the fourth quarter of 2008, we received a positive recommendation from an independent data safety monitoring board, or DSMB, to continue all arms of the trial in rheumatoid arthritis as planned based on interim safety data. Trial results are expected late in the first quarter of 2009.

CH-4051

In parallel to our clinical development of CH-1504, we continued additional preclinical evaluation of CH-1504, including formulation work on the enantiomers of CH-1504. We then conducted studies to determine the relative potency of the L- and D-isomers. These studies suggested the L-isomer, now identified as CH-4051, was the more potent of the two thus prompting additional preclinical evaluation of CH-4051.

In April 2008, we reported findings from a 17-day preclinical study of CH-4051 designed to test the efficacy of CH-4051 in a rat collagen-induced arthritis (CIA) model. The results reveal efficacy in delaying the onset of the disease, significantly decreasing the severity and, at certain doses, completely blocking all development of rheumatoid arthritis (RA). The most significant finding from this study was that once daily dosing of 10mg/kg of CH-4051 administered from day 0 completely prevented the onset of arthritis. Similarly, twice daily 5mg/kg doses of CH-4051 reduced the severity of disease in all animals and prevented disease onset in some. Both the once-daily dose of 10mg/kg and the twice-daily dose of 5mg/kg dose of CH-4051 demonstrated better prevention of disease than 0.25mg/kg of methotrexate (a known MTD dose in this model) administered every three days.

In November 2008, we commenced a Phase I trial of CH-4051 in healthy male volunteers. The randomized, double-blind placebo controlled study was designed to evaluate the safety, tolerability and pharmacokinetics of ascending doses of CH-4051 and conducted at Kendle International’s Clinical Pharmacology Unit in the Netherlands. The single-ascending dose (SAD) study included four cohorts of six healthy subjects with a 5:1 randomization. Dose escalation for each cohort was based on the safety and tolerability data from the previous cohort.

Following the SAD evaluation, the study progressed to a multiple ascending dose (MAD) evaluation and seeks to determine a maximum tolerated dose (MTD). Though ultimately dependant on MTD, the MAD study is currently expected to evaluate four cohorts of eight subjects in a 6:2 randomization. Each cohort will be treated for 14 days and dose escalation will be based on the safety and tolerability data from the previous cohort.

Other Potential Indications for our Antifolate Portfolio

As we proceed in our clinical development of our antifolate portfolio for rheumatoid arthritis, we expect to continue our evaluation of its potential in other indications. Additional potential indications for our antifolates include psoriasis, inflammatory bowel disease, psoriatic arthritis and several different kinds of cancer. As our antifolates advance in rheumatoid arthritis and dose tolerability studies, we will begin to focus on the timing of clinical programs for our antifolate compounds in these additional indications. Notwithstanding the foregoing, because of our limited funding, clinical studies will initially be pursued in rheumatoid arthritis.

Antifolate Competition

There are many different drugs that are used to treat rheumatoid arthritis, including hormones, small molecules and biologics, which are manufactured using recombinant technology. The normal course of therapy for rheumatoid arthritis begins with analgesics, such as aspirin, and non-steroidal anti-inflammatory agents, followed by disease modifying anti-rheumatic drugs (DMARDs), including low dose steroids, MTX, DHODH inhibitors and biologics, and, finally, reconstructive joint surgery for patients failing all therapies. DMARDs are the only drugs that have been shown to alter the course of the disease.

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

Currently Available Biologics. Although there have been positive results for biologics, we believe physicians are likely to reserve anti-tumor necrosis factor (anti-TNF) and other biologic therapies for patients who have failed or had a limited response to initial MTX monotherapy. Despite increased aggressiveness of treating physicians and easier reimbursement, front line use with biologics either in monotherapy or in combination with MTX is unlikely to occur due to their high costs and side effect profile. Enbrel®, Humira® and Remicade® are TNF blockers that have been approved by the FDA over the last six years and are the top selling biologics for rheumatoid arthritis. These three TNF blockers are administered to patients by injection and can be used alone or in combination with other DMARDs or NSAIDs such as aspirin or ibuprofen. Enbrel®, which is developed by Amgen, is the top selling biologic for rheumatoid arthritis, and is also indicated for juvenile rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Enbrel® had global sales of $2.9 billion in 2006. Remicade® is a chimeric anti-TNF monoclonal antibody developed by Johnson & Johnson for the treatment of rheumatoid arthritis and Crohn’s disease with combined global sales of $3.0 billion in 2006. Abbott Laboratories’ Humira® had 2007 global sales of $3.0 billion. Both Remicade® and Humira® contain black box warnings for tuberculosis. Rituxan is currently marketed by Genetech and Roche for rheumatoid arthritis in patients refractory to other DMARD therapy. Orencia® (abatacept), developed by Bristol-Myers Squibb, is being studied as a once-monthly infusion for rheumatoid arthritis. The drug has been recently approved by the FDA and earlier data, as reported by Bristol-Myers Squibb, has shown the drug to be safe as a monotherapy and combination.

DMARDs in Development. Rigel Pharmaceuticals’ R788 showed proof of concept in a Phase II Clinical Trial in rheumatoid arthritis as announced during 2007 and is currently being studied in Phase IIb trials. An oral syk kinase inhibitor, R788 (tamatinib fosdium) demonstrated statistically significant results in treating rheumatoid arthritis patients. We believe that with significant ACR scores and good tolerability as observed in this clinical trial, and with the benefit of oral delivery, R788 may be a favorable alternative to the currently approved biological agents. However we anticipate that, like other biologics, this compound would work best in combination with MTX and should not significantly impact the opportunity available to our antifolate portfolio. UCB Celltech is currently developing Cimzia®, a pegylated anti-TNF antibody for the treatment of rheumatoid arthritis. Cimzia® has been approved in the United States and Switzerland for the treatment of Crohn’s disease and is under active review in the United States and the European Union for the treatment of RA.

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

I-3D PORTFOLIO

Overview

In May of 2006, we signed an agreement with Active Biotech AB for the co-development and commercialization of the I-3D portfolio, a group of orally active compounds that inhibit the enzyme dihydroorotate dehydrogenase (DHODH) for the treatment of autoimmune diseases and transplant rejection. At the time of the agreement, Active Biotech had already isolated more than 15 compounds and conducted extensive preclinical modeling resulting in the identification of two potential lead compounds.

Having previously demonstrated proof of concept in both rheumatoid arthritis and transplant rejection in animal models, the joint development committee selected AB-224050 as the first I-3D compound to undergo IND-enabling toxicology studies during the third quarter of 2006. As part of the ongoing evaluation and preparation for Phase I trials, the joint development committee initiated a Phase 0 (micro-dosing) study to evaluate the half-life of AB-224050 in humans in the first quarter of 2007. Based on the results of the micro-dosing study and other ongoing preclinical activity, it has now been determined that, while demonstrating a significantly shorter half-life than Arava®, AB-224050 will require additional work prior to the commencement of Phase I clinical trials. In 2007, the joint development committee continued preclinical optimization of AB-224050 and conducted further comparisons of AB-224050 versus other compounds in the I-3D.

In April 2008, following a decision to focus its resources on its immunomodulatory compounds, Active Biotech AB discontinued its participation in the I-3D co-development program and granted us exclusive global rights to the portfolio in exchange for royalties on future sales.

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

I-3D Marketing

Given the size of the rheumatoid arthritis market, the vast sales forces required to compete in that market, and the necessary infrastructure required, our marketing strategy for I-3D compounds would likely be similar to that of our strategy for our antifolates and may include contracting with or licensing to third parties. It is possible that, at some point, we might co-promote in the larger therapeutic markets such as rheumatoid arthritis or market I-3D compounds on our own accord for indications other than rheumatoid arthritis. Any such arrangements might be negotiated and entered into prior to one or more of our I-3D drug candidates being approved for marketing.

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

Italo Biaggioni, MD is Professor of Medicine and Pharmacology and the Associate Director of the General Clinical Research Center, which he developed, at Vanderbilt University in Nashville, Tennessee. With over 25 years of experience in biomedical research in general and clinical research in particular, the focus of Dr. Biaggioni’s clinical research is the interaction between neural (autonomic) and metabolic (adenosine, nitric oxide) factors that regulate blood pressure. His basic research focuses on the role of adenosine receptors in disease processes and their target for drug development. He has had 20 years of continuous funding from the National Institute of Health, over 200 publications in peer-reviewed journals, and is on the editorial board of several journals including Hypertension, Journal of Pharmacology and Experimental Therapeutics, Journal of Applied Physiology and Clinical Autonomic Research. He is a founding member of the American Autonomic Society and served as its President from 2006 to 2008.

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

William Schwieterman, M.D. is a board-certified internist and rheumatologist who currently works as an independent consultant for biotech and pharmaceutical companies. Dr. Schwieterman received his M.D. from the University of Cincinnati and his internship and residency programs were completed at Mt. Sinai Hospital in New York City. Dr. Schwieterman’s research training was obtained at the National Institutes of Health in Bethesda, Maryland. He subsequently joined the FDA in the Centre for Biologics as Chief of the Medicine Branch, and then as Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials in CBER, where he worked with sponsors for the development of new agents for pulmonary medicine, neurology, sepsis, hepatitis, rheumatology, infectious disease, solid organ transplantation and wound-healing, among other areas. Dr. Schwieterman is widely published in peer-reviewed journals, in addition to having helped author the FDA’s Good Review Practices for investigational products. While continuing to participate on our scientific advisory board, in June 2008, Dr. Schwieterman also joined our Board of Directors.

Government Regulation

The FDA and foreign regulatory agencies regulate many aspects of product development and marketing of our product candidates including research, development, manufacture, labeling, promotion, advertising, distribution, and marketing. Meeting the various US and international regulatory requirements often takes several years, and the actual time required can vary substantially based upon the type, complexity and novelty of the pharmaceutical product and the therapeutic indication. Furthermore, meeting the regulatory requirements as well as maintaining compliance often necessitates implementing costly procedures. Failure to comply with the applicable requirements mandated by the FDA and other regulatory agencies can result in administrative or judicial sanctions. In the United States, such sanction may include the FDA’s refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Success in preclinical or early-stage clinical trials does not ensure success in late-stage clinical trials. Data obtained from preclinical and early stage clinical activities are not always conclusive and are susceptible to varying interpretations that could negatively impact our trials and delay, limit or prevent regulatory approval. In addition, we cannot be certain that the FDA or any other international regulatory agency will grant approval for any of our products under development on a timely basis, if at all. Delays in obtaining, or failures to obtain, regulatory approvals would have a material adverse effect on our business. Even if a product receives regulatory approval, the approval might be significantly limited to specific indications or uses. After regulatory approval is obtained and the product becomes available on the market, the later discovery, over time, of previously unknown problems with a product might result in restrictions on the product or even complete withdrawal of the product from the market.

Drug Approval Process in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and those regulations are published in the Federal Register. None of our drugs may be marketed in the United States until the drug has received FDA approval. The process required before a drug can be marketed in the United States includes:

•	preclinical laboratory tests, animal pharmacology and toxicology studies, and formulation studies;

•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must be cleared by the FDA before human clinical trials can begin in the United States;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory tests and animal studies. The conduct of the preclinical tests as well as the formulation of the compounds must comply with FDA regulations. The preclinical test data, together with manufacturing information and analytical data of product chemistry, are submitted to the FDA as part of an IND, which must become effective before human clinical trials can begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions regarding the clinical trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding

FDA concerns or questions before clinical trials can proceed. Within the 30 day period, the FDA may put a clinical hold on the IND. We cannot be certain that submission of an IND will result in clearance by the FDA to allow clinical trials to begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified clinical investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each clinical trial protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases might overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board for each institution where the trials will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial. The normal clinical trial phases are:

•

Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness.

•

Phase II usually involves trials in a small patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific indications.

•

Phase III trials usually involve further evaluation of clinical safety and efficacy by using the drug in its final form in a larger patient population. There can be no assurance that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, clinical trials might be suspended by us or the FDA at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Once the required clinical testing is successfully completed, the results of the preclinical studies and of the clinical studies, as well as information on the manufacture and composition of the drug, are submitted to the FDA in a NDA. If the FDA grants NDA approval, the product can then be marketed for one or more indications. On the other hand, if the FDA reviews the application and deems it to be inadequate to support the NDA approval, and hence, marketing approval, we cannot ensure that any approval will be granted on a timely basis, if at all. The FDA might also refer the application to the appropriate advisory committee, typically a panel of clinicians and scientists, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The overall drug development process, including preclinical testing, clinical trials through to marketing approval requires substantial time, effort and financial resources.

The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that might be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. We cannot ensure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, that the review time will be reduced.

Section 505b2 of the FDCA allows the FDA to approve a follow-on drug on the basis of data in the scientific literature or data used by FDA in the approval of other drugs. This procedure potentially makes it easier for generic drug manufacturers to obtain rapid approval of new forms of drugs based on proprietary data of the original drug manufacturer.

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless the manufacturing site is cGMP-compliant. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA might issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA might require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or they may impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before we can market our product candidates for additional indications, we must obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot ensure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

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

Regulations Outside the United States

Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, including additional clinical trials that might be required, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.

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

Manufacturing

We own no manufacturing facilities, quality control laboratories or warehouses for storage and distribution. We use third-party contractors for manufacturing drug substances under development. We also use contractors for preformulation, formulation and analytical development as well as manufacturing of drug products used for clinical studies. If any of our products are approved by the FDA for marketing, we plan to use third-party contractors for producing the commercial product. This strategy enables us to direct our financial resources to product development without devoting resources to the time and costs associated with building manufacturing plants and laboratories. We plan on implementing this strategy for the foreseeable future.

Intellectual Property

We actively seek to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other key markets. Our goal is to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates, including CH-1504, CH-4051 and droxidopa, and any future product candidates and proprietary technologies through a combination of contractual arrangements and patents, both in the United States and other countries.

As of February 2009, our patent estate for the antifolate portfolio, including CH-1504 and CH-4051, includes one issued U.S. patent, five pending U.S. patent applications, a pending Patent Cooperation Treaty (PCT) patent application and several related patent applications pending in countries outside the United States, including Europe and Japan. The issued U.S. patent is U.S. Patent No. 5,912,251, issued June 15, 1999 and entitled “Metabolically Inert Anti-Inflammatory and Anti-Tumor Antifolates”. Two of the first pending U.S. patent applications are published as US 2006-0111272 and US 2008-0214585 and the remainder are unpublished provisional patent applications. The pending applications are directed to compositions and certain new antifolate compounds.

The issued U.S. patent covers our current product candidates, CH-1504 and CH-4051, as well as certain analogues, including claims to these compounds as compositions of matter, in pharmaceutical formulations and for use in treatment of certain diseases. The pending U.S. patent applications and international applications expand our proprietary position, claiming additional compounds and their uses as well as new uses of CH-1504. We plan to continue to strengthen our patent estate on our antifolate portfolio by filing and pursuing additional patents.

Our patent estate for droxidopa includes six pending U.S. patent applications, three PCT patent applications and a pending European application, which are directed to pharmaceutical compositions comprising droxidopa and therapeutic methods of treatment using droxidopa. We plan to continue to strengthen our patent estate on droxidopa by filing and pursuing additional patents.

The patent estate for the I-3D portfolio includes U.S. Patent No. 7,074,831, issued July 11, 2006, a pending PCT application and a number of related patent applications pending in countries outside the United States. We plan to continue to strengthen our patent estate on the I-3D portfolio by filing and pursuing additional patents.

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

Employees

We have attracted and retained a management team with core competencies and expertise in numerous fields, including manufacturing, research, clinical, regulatory and business development. Our management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts. We are led by our Chief Executive Officer, Dr. Simon Pedder, formerly Vice President, Pharmaceutical Business, Oncology at Hoffmann-La Roche Inc., who has over 20 years of senior pharmaceutical management experience, including drug development and business experience. During this time at Roche, Dr. Pedder was responsible for a number of global development programs, successful registrations and product launches.

We have a total of 17 employees. We believe the relationships with our employees are satisfactory. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

Where you can find additional information

Our website address is www.chelseatherapeutics.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of March 3, 2009.

Name	Age	Position
Simon Pedder	48	President, Chief Executive Officer and Director
J. Nick Riehle	56	Vice President, Administration and Chief Financial Officer
L. Arthur Hewitt	55	Vice President, Drug Development
Keith Schmidt	58	Vice President, Sales and Marketing
Joseph Oliveto	41	Vice President, Operations

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

Keith Schmidt—Vice President, Marketing and Sales. Mr. Schmidt has served as our Vice President, Marketing and Sales since July 2006. In February 2007, Mr. Schmidt became one of our executive officers. Prior to that he was President of his biotech consulting company, Tellico Pharma LLC from June 2005 and served as Vice President of Thomson Healthcare Advanced Therapeutics Communications, a medical education company, from February 2002 until May 2005. From 1996 until January 2002, Mr. Schmidt served as an International Business Leader for Hoffmann-La Roche where he developed and led the global sales and marketing launch efforts for Pegasys and Copegus. Mr. Schmidt earned a Bachelor of Science from South Dakota State University and an MBA from the University of San Francisco.

Joseph Oliveto—Vice President, Operations. Mr. Oliveto joined us in June 2008 following a two-year assignment as Executive in Residence at Pappas Ventures, a life sciences venture capital firm. Prior to Pappas Ventures, he served in a number of progressively senior positions at Hoffmann-La Roche, most recently as the Global Alliance Director for Roche’s licensing organization. Previous experience at Roche includes clinical development, project management, manufacturing process improvement and global business. During his tenure, he played an integral part in the success of multiple NDA filings, developed comprehensive launch programs, including those for both Pegasys and Copegus, and closed multiple licensing deals. Mr. Oliveto obtained a BA in Chemistry and an MBA from Rutgers University.

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

To date, we have generated no product revenue. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenue. Currently, our primary product candidates are droxidopa and our antifolates portfolio, and none are approved by the FDA nor, with the exception of droxidopa which has Japanese approval, any other regulatory agency for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures, including anticipated 2009 expenses of at least $30 million, from cash on hand, redemptions of or borrowings against investments, other equity or debt financings, licensing fees and grants. In addition, as a result of our financial position as of December 31, 2008, the audit opinion received from our independent auditors, which is included in our financial statements in this report, contained a notation related to our ability to continue as a going concern.

In order to fund operations and increase our cash reserves in 2009, we may seek to outlicense our products or seek additional sources of financing and such opportunities might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we might never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and might never become profitable. From inception through December 31, 2008 we had losses of $69.8 million. We had net losses of $35.1 million and $15.1 million for the years ended December 31, 2008 and 2007, respectively, and we anticipate losses for the foreseeable future. Actual losses will depend on a number of considerations, including:

•	the pace and success of preclinical development and clinical trials for droxidopa, antifolates and other product candidates;

•	our ability to leverage or liquidate our holdings in auction rate securities (ARS);

•	possible out-licensing of our product candidates;

•	seeking regulatory approval for our various product candidates;

•	discussions with regulatory agencies concerning the design of our clinical trials

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	the pace of development of new intellectual property for our existing product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

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

We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	continuing to undertake preclinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales, marketing and distribution activities.

Our operations have been limited to organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We may be subjected to unforeseen or unanticipated market conditions that could adversely affect our available working capital and financial position.

We hold positions in investments that consist of certain auction rate securities (ARS). These investments represent interests in collateralized debt obligations supported by pools of student loans with long-term nominal maturities but for which interest rates are normally reset monthly through a dutch auction process. Consistent with our policy, all ARS investments had at least A credit ratings at the time of purchase. However, in early 2008, auctions for the resale of such securities ceased to support the liquidity of these securities. We continue to receive interest according to the stated terms of the investments, including above market interest rates related to the auction failures. However, we cannot be certain that liquidity will be restored to the market in the foreseeable future, in which case we may be unable to sustain our development programs as currently planned. We may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, the secondary market begins to have more regular and recurring transactions, they are redeemed by their issuer or they mature. The recorded fair value of such investments could potentially be further impaired on a temporary or other-than-temporary basis and we would be required to take additional write-downs on our investments.

Our potential future earnings may be reduced should we decide to out-license one or more of our drug product candidates.

We may decide to out-license one or more of our drug product candidates, reducing future profits available to us. Should we license our drug product candidates to another pharmaceuticals company, it would allow the partner to market and sell our compounds in one or more markets around the world. If either the antifolates or droxidopa are licensed to a strategic partner, the profit available to us may be substantially reduced from what might otherwise be possible should we retain all rights to the products and market and sell them directly.

We might not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize our product candidates including droxidopa, our antifolates, or any other product candidate either currently in our drug candidate portfolio or which we might acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

•	delay commercialization of, and our ability to derive product revenue from, a product candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we might otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of these product candidates, particularly droxidopa or our antifolates, will severely undermine our business and could substantially extend the period before we have a saleable product, leaving us without any source of revenue until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

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

We are currently utilizing a formulation of droxidopa in our clinical trials that is obtained from Dainippon Sumitomo Pharma Co., Ltd., or DSP, which uses a process incompatible with FDA GMP guidelines. During 2008, we collaborated with a contract manufacturing organization and successfully developed a GMP compatible formulation of droxidopa. DSP is also working to finalize an approvable formulation for the US market. While we believe this activity is progressing at an appropriate pace, final resolution of the manufacturing process and supplier could impact our launch of droxidopa in the US market.

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

Other formulation issues may arise or prove more significant than anticipated, either with droxidopa, CH-1504 or with other drug candidates in our portfolio.

Our product candidate CH-1504 has had only limited formal clinical trials.

Our product candidate, CH-1504, is in an early stage of development and requires extensive clinical testing. In June 2005, we commenced Phase I dose escalation clinical trials of CH-1504 in humans in the United Kingdom at Guy’s Hospital in London, under the Clinical Trial Authorization issued by the Medicines and Healthcare Products Regulatory Agency, the United Kingdom’s health authority. Following the recent reformulation program, we began additional clinical testing to ascertain equivalency ratios for the reformulated compound as compared to the compound used during the Phase I trials in the UK. Following this testing we commenced Phase II clinical trials for CH-1504 in rheumatoid arthritis. After the completion of those trials and depending on available funding, we may initiate several additional Phase II studies in other indications and, as appropriate, Phase III studies in rheumatoid arthritis with or without a partner. Upon completion of the Phase III studies in rheumatoid arthritis, we hope to use data from these studies to file a NDA in the United States. We currently estimate a global filing of the NDA no sooner than 2011. However, at any point during the process we might decide to focus our efforts on a different lead compound, and we cannot predict with any certainty the success or timing of our clinical trials, if or when we might submit an NDA for regulatory approval of this product candidate or whether such an NDA will be accepted.

There has been only very limited testing of our I-3D product candidates.

Our I-3D product candidates are early in their development. None of the candidates have had adequate toxicology testing in animals to permit clinical testing and there is no clinical evidence of efficacy for any of these candidates, despite limited similarities with compounds currently marketed by others. Animal toxicology trials on our I-3D compounds may not permit further development of these drugs or we may have to carry out toxicology trials on several compounds before we find one that is appropriate for clinical testing, if at all. Once clinical trials are undertaken, the compound or compounds may not prove adequately safe and efficacious in humans and may not be approved by the FDA or other regulatory agencies.

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

•

slower than expected rates of patient recruitment, including the aggregate of approximately 675 patients required to complete the several Phase I, Phase II and Phase III trials that are or are expected to be ongoing in 2009;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unexpected emergence of competitive drugs against which our compounds might compete for clinical trial resources or need to be tested.

In addition, we or the FDA or another governing regulatory agency may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory agency finds deficiencies in the conduct of these or our regulatory submissions. Therefore, we cannot predict with any certainty the schedule for our current or any future clinical trials.

The results of our clinical trials might not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process might fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and might delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

We intend to explore additional indications for droxidopa, however these programs may not prove successful.

We have announced our exploration of certain additional indications for droxidopa and we may make similar announcements in the future. While trials conducted by our partner, DSP, for the Japanese market provide evidence of efficacy for certain indications, other indications may be explored for which we have no existing clinical evidence of efficacy. Such trials are likely to be very costly. We do not have market approval from the FDA or other regulatory agencies for any of the indications we are exploring and there are no guarantees that additional clinical trials will provide new evidence of efficacy in the targeted indications or permit us to gain market approval from regulatory agencies.

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

Because we expect that sales of our product candidates could, if approved, generate a substantial portion of our product revenue for an extended period, the failure of such a drug to find market acceptance would harm our business and could require us to seek additional financing or curtail our operations.

Our drug development program depends upon third-party researchers who are outside our control.

We depend upon independent clinical research organizations, investigators and other collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. They might not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators might also have relationships with other commercial entities, some of which might compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Our drug development program also depends upon our partners who are outside our control.

We have licensed certain rights related to droxidopa from DSP and depend upon them for data and support in advancing our clinical program for this compound. In addition, DSP is currently the sole manufacturer of this compound for our clinical program. Without the timely support of DSP or any other partners, our drug development programs could suffer significant delays, require significantly higher spending or face cancellation.

We rely exclusively on third parties to formulate and manufacture any product candidates

We have only limited experience in drug formulation and no experience in drug manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. While we have a contract in place with DSP covering droxidopa, we currently have no contract for the commercial scale manufacture of our antifolates or I-3D compounds. We have contracted with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our current product candidates or any other product candidates that we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

The market for our antifolate product candidates is characterized by intense competition and rapid technological advances. The initial market for droxidopa, while smaller, has well established generic competition. Other markets for droxidopa, such as fibromyalgia, are emerging with new and heavily marketed offerings. If our antifolates, droxidopa or other product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products might provide greater therapeutic convenience, efficacy or other benefits for a specific indication than our products or might offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we will not achieve sufficient product revenue and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs;

•	launching, marketing and selling drugs; and

•	post-marketing safety surveillance.

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

Companies that currently sell both generic and proprietary compounds for the treatment of rheumatoid arthritis include, but are not limited to, Abbott Laboratories, Amgen, Sanofi-Aventis, Barr Laboratories, Boehringer Ingelheim Pharma, Hoffmann-La Roche, Johnson & Johnson, Bristol-Myers Squibb and Mylan Laboratories. Companies that currently sell compounds used for the treatment of orthostatic hypotension include Shire, Mylan Pharmaceuticals, Eon Labs, Impax Laboratories and King Pharmaceuticals. Alternative technologies are being developed to treat rheumatoid arthritis by numerous companies including Pfizer, Rigel and Celltech, which are in advanced clinical trials. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

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

In addition, we do not anticipate having patent protection on droxidopa when and if it receives market approval by the FDA for NOH under the brand name Northera™. While the orphan drug designation for this compound by the FDA will provide seven years of market exclusivity, we will not be able to exclude other companies from manufacturing and/or selling this compound beyond that timeframe.

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

We are a party to a license agreement with M. Gopal Nair under which we license patent rights for our product candidate CH-1504 and other antifolates. Similarly, we license patent and/or certain other rights from DSP for droxidopa. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various milestone payments, royalty payments and other obligations on us. If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. If a licensor challenges our license position, our competitive position and business prospects could be harmed.

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

We are a small, development stage company. Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. We currently have 17 employees. We may also have to augment our operational, financial and management systems and hire and train even more qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

As a small, development stage company, we are highly dependent on our executive officers, including particularly our Chief Executive Officer, Simon Pedder, Ph.D., and our principal scientific, regulatory and medical advisors. Dr. Pedder is the only executive officer whose employment with us is governed by an employment agreement, and the term of employment under that agreement expires in May 2009. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business will be harmed.

As a small, development stage company, we will need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel is critical to our success.

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

You should expect the prices at which our common stock is traded to be highly volatile. Since the commencement of NASDAQ trading in May 2006, the price has varied from a low of $1.09 to a high of $8.41. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delays or failures in initiating, completing or analyzing preclinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 9,956 square feet of office space in Charlotte, North Carolina. This lease requires us to make monthly payments of $19,041. The lease expires on October 15, 2013 and calls for annual rent increases of 3%. In addition, the lease provides an option to rent an additional 3,000 square feet of adjacent space. The option remains in effect until November 2009 at a cost of $1,750 per month unless terminated sooner at our discretion. A security deposit equal to four months’ rent, or $76,163, was paid upon signing the lease. We believe that these facilities, including the option space described above, are adequate to meet our needs through 2011.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any pending legal proceeding, nor are we aware of any threatened claims against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”) under the symbol “CHTP” since May 2, 2006 and traded on the Over-the-Counter Bulletin Board under the symbol “CHTP.OB” from July 29, 2005 through May 1, 2006 and under the symbol “IVRC.OB” from August 18, 2004 through July 28, 2005. The following table sets forth the high and low prices of our common stock, as reported per the appropriate market. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Trading on our common stock has been sporadic, exemplified by low trading volume, with 213 of 673 trading days between our listing on NASDAQ and the end of 2008 having fewer than 10,000 shares traded.

	High	Low
Fiscal year ended December 31, 2007
First Quarter	$6.70	$3.56
Second Quarter	$7.02	$5.05
Third Quarter	$8.10	$5.09
Fourth Quarter	$7.80	$5.80

Fiscal year ended December 31, 2008
First Quarter	$8.41	$4.77
Second Quarter	$6.00	$4.45
Third Quarter	$6.90	$2.67
Fourth Quarter	$3.42	$1.09

As of March 2, 2009, the last sale price of our common stock on NASDAQ was $1.49 per share. As of March 2, 2009, there were approximately 712 stockholders of record.

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

ITEM  6. SELECTED FINANCIAL DATA.

The following table sets forth financial data with respect to us as of and for the five years ended December 31, 2008 and the period from April 3, 2002 (inception) through December 31, 2008. The selected financial data below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Years ended December 31,					Period from April 3, 2002 (Inception) to December 31, 2008
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$27,109	$12,336	$6,864	$5,516	$1,809	$53,634
Sales and marketing	1,561	1,294	642	524	168	4,191
General and administrative	3,727	2,875	2,028	2,076	1,012	11,717

Total operating expenses	32,397	16,505	9,534	8,116	2,989	69,542

Operating loss	(32,397)	(16,505)	(9,534)	(8,116)	(2,989)	(69,542)
Interest income and (expense), net	1,701	1,424	863	200	(28)	4,161
Other expense	(4,390)	—	—	—	—	(4,390)

Net loss	$(35,086)	$(15,081)	$(8,671)	$(7,916)	$(3,017)	$(69,771)

Basic and diluted net loss per share	$(1.17)	$(0.66)	$(0.46)	$(0.64)	$(0.47)

Shares used to compute basic and diluted net loss per share	30,027,031	22,936,780	18,780,638	12,321,061	6,431,451

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,533	$34,076	$3,111	$3,173	$10,977
Short-term investments, net	10,306	28,638	12,786	—	—
Working capital	20,260	57,910	14,080	2,328	10,476
Long-term investments, net	11,329	—	—	—	—
Total assets	44,130	63,163	16,171	3,427	11,141
Long-term line of credit payable	7,277	—	—	—	—
Deficit accumulated during the development stage	(69,771)	(34,685)	(19,604)	(10,932)	(3,017)
Total stockholders’ equity	24,548	57,967	14,137	2,384	10,541

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

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we are developing a novel therapeutic agent for the treatment of neurogenic orthostatic hypotension and related conditions and diseases along with our development of prescription products for multiple autoimmune disorders including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

We are currently focusing the majority of our drug development resources on two clinical stage development projects: droxidopa for symptomatic neurogenic hypotension and other potential indications; and our portfolio of non-metabolized antifolate compounds for the treatment of rheumatoid arthritis. Droxidopa, our most advanced investigational product candidate, is an orally active synthetic precursor of norepinephrine. It is being developed for the treatment of neurogenic orthostatic hypotension (NOH) and is currently approved and marketed in Japan for the treatment of symptomatic orthostatic hypotension, freezing of gait in Parkinson’s Disease and intradialytic hypotension. During 2007, the FDA granted orphan drug status to droxidopa for the treatment of NOH and the European Commission granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure (PAF) and patients with Multiple Systems Atrophy (MSA). It is currently being studied in double-blind pivotal Phase III trials under a Special Protocol Assessment, or SPA, with the FDA, designed to compare droxidopa to placebo at multiple sites in North America and Europe. In addition, a double-blind, placebo controlled Phase II clinical study for the treatment of intradialytic hypotension was recently completed. In addition to droxidopa, we are currently developing a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051. CH-1504 is currently being investigated for the treatment of rheumatoid arthritis in a Phase II head-to-head clinical trial to compare its efficacy and tolerability against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. CH-4051 is currently being investigated in a Phase I study designed to determine the maximum tolerated dose based on results of single-ascending and multiple-ascending evaluations. Complementing our antifolate program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market any such products until, at the earliest, the second half of 2010. Currently, development expenses are being funded with proceeds from equity financings completed in December 2004, February 2006, March 2007 and November 2007. To the extent we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

Revenue and Cost of Revenue

We have not generated any revenue from licensing, milestones or product sales through December 31, 2008. We do not expect to generate product revenue within the next 12 to 18 months but may decide to outlicense one or more of our drug product candidates during that timeframe. If successful, we would anticipate revenue to be recorded from such a transaction however, we might never be able to generate revenue. None of our existing product candidates are expected to be commercially available until, at the earliest, the second half of 2010, if at all.

Research and Development

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and preclinical and clinical testing of our licensed pharmaceutical candidates, including salaries and related personnel costs, fees paid to consultants and outside service providers for drug manufacture and development, certain legal expenses and other expenses. All of our major research and development projects subject us to drug development and regulatory risks, including specifically risks of delays and cost over-runs that could be material to our financial condition and results of operations. For certain programs, we might rely on collaborative partners or our ability to enter into collaborations on favorable terms in order to advance candidates and pay a portion of the research and development expenses. See “Item 1A. Risk Factors.” We expense our research and development costs as they are incurred. Research and development expenses, related to our three major research and development projects, for the years ended December 31, 2008, 2007 and 2006 were approximately $27.1 million, $12.3 million and $6.9 million, respectively, and are detailed as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Antifolates	$8,900	$4,500	$3,100
Droxidopa	18,200	7,000	2,100
I-3D	—	800	1,700

	$27,100	$12,300	$6,900

Sales and Marketing

Selling and marketing expenses consist primarily of salaries and related expenses that support our business development activity, promotional expenses, expenses related to the branding of our pharmaceutical compounds and certain legal expenses.

General and Administrative

General and administrative expenses focus on the support of administrative activities and consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses for such personnel, consulting and professional fees and other corporate expenses, including general legal activities, certain taxes and other government fees and facilities-related expenses.

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

Results of Operations

The tables below set forth, for the periods indicated, certain items in our consolidated statements of operations and other pertinent financial and operating data.

Comparison of Years ended December 31, 2008 and 2007

(in thousands, except percentages)	For the Year ended December 31, 2008	For the Year ended December 31, 2007	$ Increase	% Change
Research and development expense	$27,109	$12,336	$14,773	120%
Sales and marketing expense	1,561	1,294	267	21%
General and administrative expense	3,727	2,875	852	30%
Interest income	1,707	1,424	283	20%
Other expense	4,390	—	4,390	100%

Research and development expenses increased in 2008 primarily related to the advancement of our drug candidates into more extensive clinical testing programs and compensation costs related to the addition of new personnel during the year. As a percentage of operating expenses, research and development costs increased to 84% for 2008 from 75% for 2007. During 2008, we continued our manufacturing, preclinical, Phase I and Phase II activities for our portfolio of antifolates and our manufacturing, formulation, preclinical, Phase II and Phase III activities for droxidopa. Also contributing to the increase in research and development costs were a $0.7 million increase in compensation and related expenses, a $0.1 million increase in travel and other employee related costs and a $0.3 million increase in licensing costs related to the achievement of certain milestones. These increases were offset by a decrease of $0.1 million in general contractor and outside services expense.

Droxidopa. From inception through December 31, 2008, we had spent approximately $27.3 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $19.6 million more, primarily to complete our Phase III clinical trials and submit an NDA to the FDA, to complete development of droxidopa. Assuming its approval for marketing, we currently estimate launch of this product and initial sales or royalty revenue from it no sooner than the second half of 2010. In addition to the spending requirements above and assuming we have sufficient resources, we plan to spend up to approximately $7.2 million in 2009 for clinical proof of concept studies in other indications, our once-daily formulation and other droxidopa related programs.

Antifolates. From inception through December 31, 2008, we had spent approximately $23.8 million in research and development expenses on our portfolio of antifolates. We currently intend to seek a partner to assist us in the development of our antifolates after the completion of Phase II proof-of-concept studies for CH-1504 in rheumatoid arthritis late in the first quarter of 2009 and the completion of our Phase 1 dosing evaluation in CH-4051. We estimate that we will spend approximately $1.7 million more for the trials related to proof-of-concept and the development of other antifolate compounds in 2009. Assuming an approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2012.

I-3D Portfolio. From inception through December 31, 2008, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and indentify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. We had no formalized selling activities for the year ended December 31, 2008. The increase is primarily related to a $0.2 million increase in professional legal fees related to further securing our intellectual property and a $0.2 million increase in compensation and related expenses.

General and administrative expenses. The $0.8 million increase in general and administrative expenses consists of a $0.1 million increase in compensation and related expenses; a $0.3 million increase in non-cash stock-based compensation based on grants made in February 2008, the fair values of which reflect our increased stock price and volatility; a $0.1 million increase in rent and facilities costs related to our new corporate headquarters; and a $0.1 million increase in franchise taxes due to our 2007 issuances of stock for financing purposes and the related increase in our stockholders’ equity.

Interest Income: At December 31, 2008, we had cash and cash equivalents of $21.5 million and investments, classified as short-term and long-term, with a par value of approximately $26.0 million. Although we maintained a higher average cash and investments level over the year, interest earned increased by only $0.3 million, reflecting general reductions in interest rates and the shift of our holdings, other than ARS, into Treasury funds and similar investments.

Other expense. Based on a fair value analysis, we recorded an other-than-temporary impairment charge related to our investment in ARS of approximately $6.4 million, offset by a gain of $2.0 million recorded based on the fair value of the ARS rights obtained related to the future redemption of certain of those ARS.

Comparison of Years ended December 31, 2007 and 2006

(in thousands, except percentages)	For the Year ended December 31, 2007	For the Year ended December 31, 2006	$ Increase (Decrease)	% Change
Research and development expense	$12,336	$6,864	$5,472	80%
Sales and marketing expense	1,294	642	652	102%
General and administrative expense	2,875	2,028	847	42%
Interest income	1,424	863	561	65%

Research and development expenses increased in 2007 primarily related to the advancement of our drug candidates into more extensive clinical testing programs and the addition of new personnel during the year and the related compensation costs. As a percentage of operating expenses, research and development costs increased to 75% for 2007 from 72% for 2006. During 2007, we continued our manufacturing, preclinical, Phase I and Phase II activities for CH-1504 and initiated manufacturing, formulation, preclinical, Phase II and Phase III activities for droxidopa. We also continued our preclinical activities for the portfolio of therapeutics in partnership with Active Biotech. Also contributing to the increase in research and development costs were a $0.4 million increase in compensation and related expenses, a $0.2 million increase in general contractor and outside services expense and an expense of approximately $0.4 million related to warrants for 250,000 shares of our common stock, dated May 2006, the vesting of which was conditioned on an event that occurred in January 2007.

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

Liquidity and Capital Resources

From inception to December 31, 2008, we have incurred an aggregate net loss of approximately $69.8 million as a result of expenses similar in nature to those described above.

As of December 31, 2008, we had working capital of approximately $20.2 million, cash and cash equivalents of approximately $21.5 million, short-term investments of approximately $10.3 million and investments classified as long-term under the terms of a settlement agreement of approximately $11.3 million. We have financed our operations primarily through sales of our stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities. Our financing activities are more fully described in “Financings” below.

Auction Rate Securities

At December 31, 2008, our short-term investments of $10.3 million and our long-term investments of $11.3 million consisted of the fair value of principal invested in certain ARS. The ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction on 28 or 35 day cycles. Although the monthly auctions had historically provided a liquid market for these securities, in early 2008, with the liquidity issues in the global credit and capital markets, auctions for these, and similar, securities began to fail and by March 2008, market activity had essentially ceased. Our investments in these securities represent interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us includes mortgage, credit card or insurance securitizations. As of December 31, 2008, our ARS holdings had a par value of approximately

$26 million and all but approximately $4.4 million were AAA/Aaa rated and insured by the Federal Family Education Loan Program (FFELP) and/or over-collateralized by more than 10%. Of the remaining $4.4 million, all were collateralized at 100% and, consistent with our investment policy, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings.

Since early February 2008 we have experienced difficulty in liquidating our ARS as the amount of securities submitted for auction has exceeded the market demand and auctions began to fail. When the auctions for these securities fail, the investments are not readily convertible into cash until a future auction is successful, secondary markets emerge, the securities are redeemed by the issuer or they mature. Although we are experiencing a lack of liquidity for these securities at the present time, we anticipate, based on continuing discussions with our investment advisors, that liquidity for some of our holdings might be realized through secondary market transactions. Such transaction might be effected at a significant discount to the par value of such securities.

While Banc of America Securities announced a settlement with various regulatory agencies in October 2008, such settlement had no specific commitments to assist us in achieving liquidity in our ARS holdings at Banc of America. It did indicate that Banc of America would use its best efforts to provide liquidity to institutional investors and business customers with accounts valued at $15 million or more, though no specific guidance on how this was to be accomplished was given. We continue to work with Banc of America to determine how they might assist us in achieving liquidity for these investments.

In October 2008, we received notice that a tender offer, for redemption at 93.5% of par value, had been made by an issuer on certain of our ARS holdings. Then, in December 2008, we were informed that the Tender Offer had expired without fulfillment of the applicable minimum tender conditions. So, while initially encouraged that the tender offer was evidence of issuer activity in the market and potential redemptions of the securities covered by the tender and perhaps others held by us the withdrawal reflects continued significant uncertainties in the overall market conditions. Concurrently, in December, 2008, we learned that interest had been expressed in the secondary markets regarding the potential purchase of Mississippi Higher Ed ARS, of which we had a position with a par value of $2.5 million. Subsequently, in January 2009, we successfully liquidated our holding in this security on the secondary markets at 83% of its par value, or for $2.075 million.

After significant review and investigation on our part concerning the status of the ARS market and taking into consideration the complexities of the market and the valuation factors as set forth in the guidelines of Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements, we engaged the services of a third party valuation expert to assist in and provide data used in establishing estimated fair values for the ARS held at Banc of America Securities at December 31, 2008. Given our inability to hold these securities indefinitely and that we could liquidate those ARS during 2009, we continue to treat these ARS as available-for-sale investments and as a current asset on our consolidated balance sheet. Based on our estimate of the fair value, in conjunction with information provided by our third party expert, we determined that the fair value of these ARS was approximately 71.2% of par value at December 31, 2008. As a result, we recorded an other-than-temporary impairment loss in the quarter ended December 31, 2008 of approximately $1.7 million and an other-than-temporary impairment loss for the year ended December 31, 2008 of approximately $4.1 million related to these securities.

It should also be noted that our ability to hold these assets may continue to change. If additional successful secondary market exchanges for the holdings at Banc of America Securities are completed during 2009 at lower values or should information arise on other means of liquidating or leveraging the Banc of America holdings, the valuations calculated at December 31, 2008 may need to be adjusted. While continuing to explore potential liquidity solutions with Banc of America, we anticipate liquidating these holdings in ARS in order to maintain our financing strategies and considering our relative inability to hold the securities to maturity or full recovery of value.

During the fourth quarter of 2008, we finalized the details of our settlement agreement with UBS AG under the published terms. We are classified as an “institutional investor” for purposes of the settlement agreement. In November 2008, we accepted the terms of the settlement agreement from UBS for ARS Rights (the “ARS Rights”) for our illiquid ARS holdings maintained at UBS as of February 13, 2008. The ARS Rights provide us with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expire on July 2, 2012. UBS also agreed that an affiliate would provide us with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of our ARS holdings as of October 31, 2008.

In November 2008, we finalized and submitted documents to UBS to initiate the line of credit account and received notification that funds were available under the account in early December 2008. We then requested and, in December 2008, received a wire transfer into our cash operating account of approximately $7.3 million and recorded a corresponding long-term liability. Subsequently, in March 2009, the line of credit was amended to provide us with a credit line of up to $11.575 million, including the $7.3 million outstanding at December 31, 2008, with our UBS ARS investments remaining pledged as collateral. Though the loan is payable on demand, if the UBS affiliate should exercise its right to demand repayment of any portion of the loan prior to the date we can exercise our ARS Rights, UBS and its affiliates would be required to arrange for alternative financing on terms and conditions substantially the same as those contained in the line of credit agreement. If alternative financing cannot be established, then UBS AG, or one of its affiliates, will purchase our pledged UBS ARS at par. As a result, the loan and any alternative financing will not be payable by us prior to the time that we are able to exercise our UBS ARS Rights in accordance with our agreement with UBS. We expect to repay the line of credit with the proceeds from the exercise of those ARS Rights. Proceeds of any sales of our UBS ARS will first be applied to repayment of the line of credit with the balance, if any, deposited into our account.

Recognizing that the ARS Rights act as an economic hedge against any further price movement in our ARS holdings, we elected the fair value option under Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Liabilities to mitigate volatility in reported earnings due to the relationship between the ARS Rights and the ARS. We will adjust the ARS Rights to fair value at each financial statement date with corresponding changes in fair value reported in earnings. Simultaneously, we elected a one-time transfer of the ARS covered under the settlement agreement with UBS from the available-for-sale category to the trading category recognizing the unprecedented failure of the entire market for ARS. This election allows all future movements in the fair value of the ARS to be reported in earnings, creating accounting symmetry with the ARS Rights until the settlement is realized. We also reclassified the UBS ARS from short term investment to long-term investments based on the terms of the settlement agreement and our resulting expectation of full liquidity in June 2010.

Based on our estimate of fair value, utilizing a discounted cash flow model that approximates the values determined by UBS under their independent methodology, we recorded an additional other-than-temporary impairment charge of $1.0 million for the quarter ended December 31, 2008. Offsetting this impairment charge, we recorded other income and a corresponding long-term asset for the fair value of the ARS Rights obtained in November 2008 of $2.0 million. For 2008, the recording of the gain from the ARS Rights and the recognition of other-than-temporary impairment losses resulted in a $0.2 million net impact on the consolidated statements of operations.

The valuation of our ARS investment portfolio is sensitive to market conditions and is based on our best estimate given the facts available at the time of the estimate. The assumptions utilized in the estimate of fair value are difficult to predict and can change significantly, providing materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. Given the uncertainties of selling the securities held with Banc of America Securities on the secondary market, the realized value could vary from our current valuations by material amounts, either favorably or unfavorably.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our efforts to secure opportunities for strategic alliances. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing or strategic alliances. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. From inception through December 31, 2008 we had losses of $69.8 million. We had a net loss of $35.1 million and $15.1 million for the years ended December 31, 2008 and 2007, respectively, and we anticipate losses for the foreseeable future.

Actual losses will depend on a number of considerations including:

•	the pace and success of preclinical development and clinical trials for droxidopa, antifolates and other product candidates;

•	our ability to leverage or liquidate our holdings in ARS;

•	seeking regulatory approval for our various product candidates;

•	possible out-licensing of our product candidates;

•	discussions with regulatory agencies concerning the design of our clinical trials

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	the pace of development of new intellectual property for our existing product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

Financings

On November 8, 2007, we raised gross proceeds of approximately $48.9 million through the sale of 7,388,172 shares of our common stock in a registered direct offering. These shares were offered pursuant to our shelf registration statement as filed with the Securities and Exchange Commission or SEC, under which we were able to offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60.0 million. Such registration statement became effective as of October 11, 2007. In connection with this offering, we paid commissions and recorded or accrued other offering-related costs of approximately $3.2 million.

On March 22, 2007, we raised gross proceeds of approximately $12.5 million through the sale of 2,648,306 shares of our common stock plus warrants for the purchase of 794,492 shares of our common stock. The aggregate fair value of these warrants was approximately $1.3 million. The warrants permit the holders to purchase the underlying common shares at $5.66 each and are exercisable in whole at any time, or in part from time to time, for cash, for five years from the date of issuance. The warrants are redeemable at par value at our option in the event that the volume weighted-average closing price of our common stock is greater than $12.00 per share for any 20 consecutive trading days provided we give 60 business days’ written notice to the holders and simultaneously call all warrants on the same terms. Under the terms of the placement, we agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on August 7, 2007. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.0 million in cash.

On February 13, 2006, we raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of our common stock plus warrants for the purchase of 2,149,999 shares of our common stock. The aggregate fair value of these warrants was approximately $1.1 million. The warrants permit the holders to purchase the underlying common shares at $4.20 each and are redeemable at our option in the event that the volume weighted average closing bid price of our common stock for any 20 consecutive trading days is at least $9.00 per share. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.6 million in cash and issued warrants to the placement agent for the purchase of 716,666 shares of our common stock with an exercise price of $3.30 per share, or 110% of the price of the shares sold in the offering and an aggregate fair value of approximately $0.7 million. Under the terms of the financing, we filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on March 29, 2006.

In December 2004, we raised gross proceeds of approximately $14.5 million through the sale of 5,532,994 shares of our common stock. The amount raised included the conversion of a $1.7 million stockholder loan along with accrued interest, for which a total of 677,919 shares of common stock were issued. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.0 million in cash and issued warrants to the placement agent for the purchase of 483,701 shares of our common stock with an aggregate fair value of approximately $14,000.

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

In 2004, as consideration for these rights, we paid $150,000 and issued Dr. Nair and his designees 471,816 shares of common stock at an estimated aggregate value of $402. As additional consideration, we agreed to pay to Dr. Nair and or his designees: (1) royalties on the sales should any compounds be approved for commercial sale; (2) milestone payments, payable upon achievement of clinical milestones; and (3) payments to be made on specified anniversary dates, some of which may be payable in equity, at our discretion, through 2009. We made milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, we issued 26,643 shares of our common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment for 2007. In March 2008, we made a milestone payment of $100,000 related to patient dosing in a Phase 2 study as required by the agreement. In April 2008, we issued 30,612 shares of common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000. At December 31, 2008, remaining future milestone and anniversary payments, which are subject to our rights to terminate the license agreement, totaled approximately $1.5 million.

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

In May 2006, we entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (DSP) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information relating to droxidopa including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, we paid DSP $100,000 and issued 63,131 shares of our common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, we agreed to pay DSP and or its designees: (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the agreement. In January 2007, we received notification that the FDA had granted orphan drug designation for droxidopa for the treatment of symptomatic neurogenic orthostatic hypotension. Based on the terms of the DSP agreement, the granting of orphan drug designation for droxidopa triggered a milestone payment to DSP of $250,000. We made such payment in February 2007. In February 2008, we made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase 3 study. At December 31, 2008, remaining potential future milestone payments, subject to our right to terminate the license agreement, totaled $3.25 million.

Subsequent to execution of the agreement, we agreed that DSP will initiate, and we will fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with cGMP regulations and all existing manufacturing requirements of the FDA. Such activities are currently ongoing and shall continue into 2009.

In May 2006, we entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the license and co-development agreement, an initial payment of $1.0 million was made to Active Biotech during 2006 with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties. At December 31, 2006, we had expensed the entire $1.0 million payment. At December 31, 2007 we had expensed cumulative costs of $1.0 million under the program, in excess of the initial payment of $1.0 million, related to costs of research and development. During 2008, we ceased joint discovery efforts with Active Biotech on this portfolio and, accordingly, recorded no costs related to this program during 2008. In April 2008, we entered into a termination and assignment agreement (the “Termination Agreement”) with Active Biotech, whereby Active Biotech discontinued its participation in the I-3D co-development program and assigned its entire right, title and interest in the portfolio to us in exchange for royalties on future sales. The Termination Agreement also eliminated our obligation related to payment of potential future development milestones under the Development Agreement.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and discovery efforts and our marketing and branding initiatives. Based on our resources at December 31, 2008 and our projection of spending needs during 2009, we believe that we have sufficient capital resources to meet our operating needs into the fourth quarter of 2009.

We have based our estimate on assumptions that might prove to be incorrect. The extent of our available resources and the actual amount of funds we will need to operate is subject to many factors, some of which might be beyond our control. These factors include the following:

•	our ability to obtain liquidity from ARS held at Banc of America Securities;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	opportunities to sub-license our existing compounds to others;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

Our estimate that resources on hand at December 31, 2008 are likely to meet our needs into the fourth quarter of 2009 is based on the assumption that we will gain liquidity from our ARS held with Banc of America Securities on existing secondary markets at discounts approximately equivalent to our current impairment recorded for these assets. While this estimate does not rely on additional sources of liquidity, we are actively pursuing such opportunities in anticipation of ongoing liquidity needs. Potential sources of additional liquidity include strategic relationships, out-licensing of our products, public or private sales of equity or debt, the exercise of warrants by our warrant holders and other sources. We might seek to access the public or private equity markets when and if conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we might be unable to carry out our business plan. As a result, we might have to significantly delay certain activities or limit our operations and our business, financial condition and results of operations would be materially harmed. Moreover, if we do not obtain additional financing or other liquidity by mid-2009, we would expect to delay certain discretionary development activity and certain activities otherwise planned for the commercialization of droxidopa in the US market.

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

Contractual Obligations and Commitments

As of December 31, 2008, we have known contractual obligations and commitments of approximately $25.6 million, primarily related to contracted research and development activities. To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2008:

	Payments due by period
Category	Total	< 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,129,847	$255,031	$493,672	$381,144	$—
Purchase obligations	24,456,727	22,144,041	2,312,686	—	—

Total	$25,586,574	$22,399,072	$2,806,358	$381,144	$—

In addition, we have entered into certain other agreements that, as of December 31, 2008, might require we make contingent milestone payments of up to approximately $4.9 million over the life of the agreements upon the achievement of certain clinical or commercial milestones. Such future payments are subject to our right to terminate the agreements. In the event that the milestones are not achieved, we elect not to pursue further testing of the drug candidate or we terminate such agreements, we will have no further obligations under the agreements. The uncertainty relating to the timing and occurrence of the commitments described prevents us from including them in the table above.

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

Available-for-Sale and Trading Investments

Investments consist of investments in certain auction rate securities (“ARS”). ARS are generally long-term debt instruments for which interest rates are reset through a dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. We account for such investments utilizing Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that we evaluate whether an event or change in circumstances has occurred during the period that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”) at the balance sheet date. If an impairment indicator is present, we would perform an analysis based on factors as prescribed by Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, to determine the fair value of such investments at the balance sheet date. If a decline in value had occurred, further analyses would be performed to determine whether such decline is temporary or other-than-temporary. If it is determined that the decline in value is other-than-temporary, then an impairment loss would be recognized.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At December 31, 2008, our investments primarily consisted of Treasury funds with an average maturity under 90 days and ARS with long-term nominal maturities for which the interest rates are reset through a dutch auction each month or, should those auctions fail, as determined by contractual obligation. All investments to date have been made in U. S. dollars and accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. To assess our interest rate risk, we performed a sensitivity analysis projecting potential future interest earnings on investments in which we estimated the impact of a 1%, or 100 basis point, increase or decrease in our average interest rate over a 12 month time horizon. This analysis resulted in a potential effect of approximately $240,000 on the interest earned on investments.

At December 31, 2008, we had investments in ARS with par value of $26 million and an estimated fair value of $19.7 million and ARS Rights with an estimated fair value of $2.0 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, the recent liquidity issues have virtually shut down most active market transactions for ARS. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the FFELP. None of the ARS investments in our portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced recently in global credit and capital markets have prevented us from liquidating our ARS investments as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand related to the ARS auctions is expected to continue, we anticipate, based on continuing discussions with our investment advisors, that liquidity for those of our securities not covered under a settlement agreement with UBS might possibly be realized through redemptions by the issuing agencies, our increased participation in secondary markets and/or other means. In the event that we are unable to sell those investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record additional impairment to the asset value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of the financial statements filed herewith is found on page 53.

(b) The unaudited quarterly financial data for the two-year period ended December 31, 2008 is as follows:

	Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$4,033,316	$3,481,046	$3,550,306	$5,440,719
Loss from operations	(4,033,316)	(3,481,046)	(3,550,306)	(5,440,719)
Net loss	(3,835,880)	(3,163,427)	(3,242,816)	(4,839,422)
Basic and diluted loss per share (a)	$(0.19)	$(0.14)	$(0.14)	$(0.18)

	Year ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$7,838,728	$7,776,809	$8,276,681	$8,505,094
Loss from operations	(7,838,728)	(7,776,809)	(8,276,681)	(8,505,094)
Other expenses	(1,566,246)	—	(2,109,927)	(714,314)
Net loss	(8,675,526)	(7,317,003)	(10,080,394)	(9,013,228)
Basic and diluted loss per share (a)	$(0.29)	$(0.24)	$(0.34)	$(0.30)

(a)	Basic and diluted loss per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. As such, the sum of the quarters may not necessarily be equal to the full year loss per share amount. Basic and diluted loss per share are identical since potentially dilutive securities are excluded from the calculations, as the effect would be anti-dilutive for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in internal control over financial reporting.

Management has determined that, as of December 31, 2008, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and the Guidance for Smaller Public Companies as published by COSO in June 2006. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, which has audited the financial statements included in Part IV, Item 15 of this report, has also audited our internal control over financial reporting as of December 31, 2008, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd. and Subsidiary

We have audited Chelsea Therapeutics International, Ltd. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chelsea Therapeutics International, Ltd. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Chelsea Therapeutics International, Ltd. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and for the period April 3, 2002 (inception) through December 31, 2008 of Chelsea Therapeutics International, Ltd. and Subsidiary and our report dated March 3, 2009, expressed an unqualified opinion thereon that included an explanatory paragraph regarding Chelsea Therapeutics International, Ltd. and Subsidiary’s ability to continue as a going concern.

/s/    Ernst & Young LLP

Charlotte, North Carolina

March 3, 2009

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information under the headings “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

The information required by Item 10 with respect to identification of our executive officers has been included in Item 1 of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information under the headings “Director Compensation for Fiscal Year 2008” and “Executive Compensation and Other Matters” in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information under the headings “Certain Transactions with Related Persons”, “Proposal One—Election of Directors” and “Corporate Governance Matters” in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the heading “Audit Committee Report” in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements.

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)	Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger by and among Ivory Capital Corporation, Chelsea Therapeutics, Inc. and Chelsea Acquisition Corp, dated as of January 17, 2005.	8-K	01/17/05	2.1

2.2	Agreement and Plan of Merger between Ivory Capital Corporation and Chelsea Therapeutics International, Ltd., dated as of June 17, 2005.	8-K	07/28/05	2.2

3.1	Certificate of Incorporation for Chelsea Therapeutics International, Ltd.	S-1/A	08/18/05	3.1

3.2	Bylaws of Chelsea Therapeutics International, Ltd.	S-1/A	08/18/05	3.2

10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K	02/16/05	10.1

10.3	Form of Subscription Agreement for the purchase of Series A Preferred Stock of Chelsea Therapeutics, Inc.	8-K	02/16/05	10.3

10.4	Chelsea Therapeutics, Inc. 2004 Stock Plan, as amended, and forms of Notice of Stock Option Grant and Stock Option Agreement, as amended.	10-K	03/12/07	10.4

10.5	Form of Subscription Agreement and Warrant for the purchase of common stock, par value $0.0001 per share, of Chelsea Therapeutics International, Ltd.	8-K	02/17/06	10.5

10.6	Placement Agency Agreement dated November 28, 2005 between Chelsea Therapeutics International, Ltd. and Paramount BioCapital, Inc.	10-K	03/08/06	10.6

10.7	Employment Agreement between Chelsea Therapeutics International, Ltd. and Dr. Simon Pedder, effective May 1, 2006.	8-K	05/01/06	10.7

10.8*	Development and Commercialization Agreement dated as of May 5, 2006 between Active Biotech AB and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.8

10.9*	Exclusive License Agreement dated May 26, 2006 between Dainippon Sumitomo Pharma Co., Ltd. and Chelsea Therapeutics, Inc.	10-Q	08/14/06	10.9

10.10*	Finder’s Agreement dated May 26, 2006 between Paramount BioCapital, Inc. and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.10

10.11	Form of Subscription Agreement for the purchase of common stock of Chelsea Therapeutics International, Ltd. dated March 19, 2007 and related form of Warrant, dated March 22, 2007.	8-K	03/20/07	10.11

10.12	Form of Subscription Agreement for the purchase of common stock of Chelsea Therapeutics International, Ltd. dated November 1, 2007.	8-K	11/02/07	10.12

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21.1	Subsidiaries of Chelsea Therapeutics International, Ltd.	10-K	03/12/07	10.4

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of March 2009.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

By:	/S/ SIMON PEDDER
Simon Pedder, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 3rd day of March 2009.

Name	Title

/S/ SIMON PEDDER Simon Pedder, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ J. NICK RIEHLE J. Nick Riehle	Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL WEISER Michael Weiser, M.D., Ph.D.	Director

/S/ KEVAN CLEMENS Kevan Clemens, Ph.D.	Director

/S/ JOHNSON Y.N. LAU Johnson Y.N. Lau, M.D.	Director

/S/ NORMAN HARDMAN Norman Hardman, Ph.D.	Director

/S/ ROGER STOLL Roger Stoll, Ph.D.	Director

/S/ WILLIAM SCHWIETERMAN William Schwieterman, M.D.	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheet of Chelsea Therapeutics International, Ltd and Subsidiary (a development stage company) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and for the period April 3, 2002 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2007, and for the period April 3, 2002 (inception) through December 31, 2007, were audited by other auditors whose report dated March 10, 2008 expressed an unqualified opinion on those statements. The financial statements for the period April 3, 2002 (inception) through December 31, 2007 include total operating expenses and net loss of $37,144,571 and $34,685,202, respectively. Our opinion on the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period April 3, 2002 (inception) through December 31, 2008, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea Therapeutics International, Ltd. and Subsidiary at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended and the period from April 3, 2002 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Chelsea Therapeutics International, Ltd. and Subsidiary will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chelsea Therapeutics International, Ltd. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

March 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd.

We have audited the accompanying consolidated balance sheet of Chelsea Therapeutics International, Ltd. and Subsidiary (A Development Stage Company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007 and the period from April 3, 2002 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Therapeutics International, Ltd. and Subsidiary (A Development Stage Company) as of December 31, 2007, and their results of operations and cash flows for each of the two years in the period ended December 31, 2007 and the period from April 3, 2002 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. COHN LLP

Roseland, New Jersey March 10, 2008

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$21,532,553	$34,076,217
Short-term investments, net	10,305,745	28,638,336
Prepaid contract research and manufacturing	625,377	299,319
Other prepaid expenses and other current assets	101,861	93,243

Total current assets	32,565,536	63,107,115
Property and equipment, net	159,189	42,793
Long-term investments, net	11,328,768	—
Other assets	76,950	13,461

	$44,130,443	$63,163,369

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,304,283	$888,560
Accrued compensation and related expenses	579,875	567,268
Accrued contract research and manufacturing	7,029,838	3,540,629
Other accrued expenses	391,082	200,333

Total current liabilities	12,305,078	5,196,790
Line of credit payable	7,277,468	—

Total liabilities	19,582,546	5,196,790

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 30,111,479 and 29,917,454 shares issued and outstanding, respectively	3,011	2,992
Additional paid-in capital	94,316,239	92,648,789
Deficit accumulated during the development stage	(69,771,353)	(34,685,202)

Total stockholders’ equity	24,547,897	57,966,579

	$44,130,443	$63,163,369

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,			Period from April 3, 2002 (inception) to December 31, 2008
	2008	2007	2006
Operating expenses:
Research and development	$27,109,174	$12,336,266	$6,864,357	$53,634,042
Sales and marketing	1,561,223	1,294,359	642,263	4,190,922
General and administrative	3,726,915	2,874,762	2,027,564	11,716,920

Total operating expenses	32,397,312	16,505,387	9,534,184	69,541,884

Operating loss	(32,397,312)	(16,505,387)	(9,534,184)	(69,541,884)
Interest income	1,706,568	1,423,842	862,808	4,199,958
Interest expense	(4,920)	—	—	(38,940)
Other expense	(4,390,487)	—	—	(4,390,487)

Net loss	$(35,086,151)	$(15,081,545)	$(8,671,376)	$(69,771,353)

Net loss per basic and diluted share of common stock	$(1.17)	$(0.66)	$(0.46)

Weighted average number of basic and diluted common shares outstanding	30,027,031	22,936,780	18,780,638

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Common stock
	Shares	Amount
Issuance of common stock to founders in April 2002	5,428,217	$542	$4,083	$(4,625)	$—	$—	$—

Balance at December 31, 2003	5,428,217	$542	$4,083	$(4,625)	$—	$—	$—
Common stock issued in March 2004, at approximately $0.0009 per share, for license fee	471,816	47	355	—	—	—	402
Sale and issuance of common stock in April 2004, at approximately $0.0009 per share to chief executive	478,330	48	360	—	—	—	408
Receipt of cash for stock subscription receivable	—	—	—	4,625	—	—	4,625
Sale and issuance of common stock with detachable warrants in December 2004 at approximately $2.45 per share, net of issuance costs	5,532,994	554	13,550,255	—	—	—	13,550,809
Deferred stock-based compensation	—	—	33,525	—	(33,525)	—	—
Amortization of deferred stock- based compensation	—	—	—	—	1,529	—	1,529
Net loss	—	—	—	—	—	(3,016,559)	(3,016,559)

Balance at December 31, 2004	11,911,357	$1,191	$13,588,578	$—	$(31,996)	$(3,016,559)	$10,541,214
Recapitalization of the Company (See Note 1)	457,168	46	(400,046)	—	—	—	(400,000)
Employee stock options exercised	14,663	1	998	—			999
Adoption of SFAS 123R	—	—	(31,996)	—	31,996	—	—
Amortization of deferred stock- based compensation	—	—	99,319	—	—	—	99,319
Variable accounting for stock options granted to third party	—	—	58,594	—	—	—	58,594
Net loss	—	—	—	—	—	(7,915,722)	(7,915,722)

Balance at December 31, 2005	12,383,188	$1,238	$13,315,447	$—	$—	$(10,932,281)	$2,384,404
Sale and issuance of common stock with detachable warrants in February 2006 at approximately $2.77 per share, net of issuance costs	7,166,666	717	19,854,935	—	—	—	19,855,652
Common stock issued in March 2006, at par, pursuant to net-share (cashless) exercise of common stock warrants	15,461	2	(2)	—	—	—	—
Common stock issued in May 2006, at approximately $4.35 per share, for license fee	63,131	6	274,615	—	—	—	274,621
Employee stock options exercised	78,683	8	5,072	—	—	—	5,080
Stock-based compensation	—	—	283,983	—	—	—	283,983
Variable accounting for stock options granted to third party	—	—	4,192	—	—	—	4,192
Net loss	—	—	—	—	—	(8,671,376)	(8,671,376)

Balance at December 31, 2006	19,707,129	$1,971	$33,738,242	$—	$—	$(19,603,657)	$14,136,556

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

			Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Common stock
	Shares	Amount
Balance at December 31, 2007	29,917,454	$2,992	$92,648,789	$—	$—	$(34,685,202)	$57,966,579
Common stock issued during 2008, at par, pursuant to net-share (cashless) exercises of common stock warrants	57,983	6	(6)	—	—	—	—
Common stock issued in 2008, at $4.20 per share, pursuant to exercise of common stock warrants	11,200	1	47,039	—	—	—	47,040
Final adjustment to issuance costs accrued in conjunction with the sale and issuance of common stock in November 2007 at approximately $6.19 per share	—	—	5,733	—	—	—	5,733
Common stock issued in April 2008, at approximately $4.90 per share, for license fee	30,612	3	149,997	—	—	—	150,000
Employee stock options exercised	94,230	9	58,935	—	—	—	58,944
Stock-based compensation	—	—	1,405,752	—	—	—	1,405,752
Net loss	—	—	—	—	—	(35,086,151)	(35,086,151)

Balance at December 31, 2008	30,111,479	$3,011	$94,316,239	$—	$—	$(69,771,353)	$24,547,897

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,			Period from April 3, 2002 (inception) to December 31, 2008
	2008	2007	2006
Operating activities:
Net loss	$(35,086,151)	$(15,081,545)	$(8,671,376)	$(69,771,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,405,752	828,626	283,983	2,619,209
Non-cash stock-based variable accounting compensation	—	—	4,192	62,786
Depreciation and amortization	57,164	31,022	35,389	160,473
Stock issued for license fee	150,000	150,000	274,621	575,023
Non-cash interest expense	—	—	—	34,020
Other-than temporary impairment of short-term and long-term investments	4,390,487	—	—	4,390,487
Gain on disposition of fixed assets	(2,208)	—	—	(2,208)
Fair value of warrants for finder’s fee	—	433,750	—	433,750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(334,676)	(175,743)	(19,891)	(727,238)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	7,095,680	3,005,486	826,690	11,725,204
Accrued compensation and related expenses	12,607	157,313	164,682	579,875

Net cash used in operating activities	(22,311,345)	(10,651,091)	(7,101,710)	(49,919,972)

Investing activities:
Acquisitions of property and equipment	(175,028)	(30,877)	(35,127)	(321,132)
Proceeds from sale of property and equipment	3,677	—	—	3,677
Redemptions (purchases) of short-term investments, net	2,613,336	(15,852,509)	(12,785,827)	(26,025,000)
Security deposits	(63,489)	—	—	(76,950)

Net cash provided by (used in) investing activities	2,378,496	(15,883,386)	(12,820,954)	(26,419,405)

Financing activities:
Proceeds from borrowings from affiliate	—	—	—	1,745,000
Proceeds from borrowings from line of credit	7,277,468	—	—	7,277,468
Proceeds from exercise of stock options	58,944	15,706	5,080	80,729
Proceeds from exercise of common stock warrants	47,040	252,040	—	299,080
Proceeds from sales of equity securities, net of issuance costs	5,733	57,231,446	19,855,652	88,865,028
Recapitalization of the Company	—	—	—	(400,000)
Receipt of cash for stock subscription receivable	—	—	—	4,625

Net cash provided by financing activities	7,389,185	57,499,192	19,860,732	97,871,930

Net (decrease) increase in cash and cash equivalents	(12,543,664)	30,964,715	(61,932)	21,532,553
Cash and cash equivalents, beginning of year	34,076,217	3,111,502	3,173,434	—

Cash and cash equivalents, end of year	$21,532,553	$34,076,217	$3,111,502	$21,532,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,920	$—	$—	$4,920

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing activities:

During 2002, the Company issued 5,428,217 shares of its common stock for a subscription receivable of $4,625.

During 2004, the Company converted a loan with an affiliate for aggregate principal of $1,745,000 and accrued interest of $34,020 into shares of its common stock, issuing 677,919 shares, at approximately $2.62 per share in lieu of repayment of this obligation.

In December 2004, in conjunction with and as compensation for activities related to the December 2004 sale of equity securities, the Company issued warrants to purchase 483,701 shares of its common stock, with a purchase price of approximately $2.88 per share and an aggregate fair value of $14,400

In conjunction with the merger and recapitalization of the Company dated February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700.

In February 2006, in conjunction with and as compensation for activities related to the February 2006 sale of equity securities, the Company issued warrants to purchase 716,666 shares of its common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000.

In May 2006, in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007 of $433,750.

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

Going Concern

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through December 31, 2008 and has a deficit accumulated during the development stage of $69.8 million at December 31, 2008. Management expects operating losses and negative cash flows from operations to continue at least into 2009.

At December 31, 2008, management believes that currently available capital resources will be sufficient to meet operating needs into the fourth quarter of 2009. This estimate is based on the assumption that the Company will be able to gain liquidity from its investments in auction rate securities that are held with Banc of America Securities and are currently classified as short-term investments. While this estimate does not rely on additional sources of liquidity, the Company continues to actively pursue such opportunities in anticipation of ongoing liquidity needs. Potential sources of additional liquidity might include strategic relationships, out-licensing of the Company’s products, public or private sales of equity or debt and other sources. Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations. Moreover, if the Company does not obtain additional financing or other liquidity by mid-2009, it would expect to delay certain discretionary development activity and certain activities otherwise planned for the commercialization of droxidopa in the US market.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

Since inception, the Company has focused primarily on organizing and staffing, negotiating in-licensing agreements with partners, acquiring, developing and securing its proprietary technology, participating in regulatory discussions with the United States Food and Drug Administration (“FDA”), the European Medicines Agency (“EMEA”) and other regulatory agencies and undertaking preclinical trials and clinical trials of product candidates. The Company is a development stage company and has generated no revenue since inception.

The Company has sustained operating losses since its inception and expects such losses to continue over the next several years. Management plans to continue financing the operations with equity issuances, debt arrangements, strategic alliances or other arrangements of a collaborative nature. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, delay certain activities, or limit or cease operations and its business, financial condition and results of operations would be materially harmed

For presentation purposes, the Company has restated all information contained in this report related to shares authorized, issued and outstanding and related disclosures of weighted average shares and loss per share to reflect the results of the Delaware reincorporation in July 2005 as if the Delaware reincorporation had occurred at the beginning of each of the periods presented.

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

Short-Term and Long-Term Investments

Investments consist of investments in certain auction rate securities (ARS). ARS are generally long-term debt instruments for which interest rates are reset through a dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. The Company accounts for such investments utilizing Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that the Company evaluate whether an event or change in circumstances has occurred during the period that may have a significant adverse effect on the fair value of the investment (an

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“impairment indicator”) at the balance sheet date. If an impairment indicator is present, the Company performs an analysis based on other-than-temporary impairment factors to determine if a decline in value occurred and whether such decline is temporary or other-than-temporary. If it is determined that the decline in value is other-than-temporary, then an impairment loss would be recognized in operations and the fair value of such investments would be reflected on the consolidated balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and long-term investments. The Company maintains deposits in federally insured financial institutions that, under the Temporary Liquidity Guarantee Program, are fully insured by the Federal Deposit Insurance Commission. The Company also holds investments in Treasury Funds with an average maturity under 90 days. However, management believes the Company is not exposed to significant credit risk for its cash and cash equivalents due to the financial position of the depository institutions in which those deposits are held and the nature of the investments.

At December 31, 2008, the Company had investments in ARS, classified on the consolidated balance sheet as short-term and long-term investments, with an aggregated par value of approximately $26 million and an estimated aggregate fair value of $19.7 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, market liquidity issues have virtually shut down most active market transactions for ARS. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the Federal Family Education Loan Program (“FFELP”). None of the ARS investments in the Company’s portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced in global credit and capital markets during 2008 have prevented the Company from liquidating its ARS investments as the amount of securities submitted for sale at ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand related to the ARS auctions is expected to continue, the Company anticipates, based on continuing discussions with investment advisors, that liquidity for its securities might possibly be realized through redemptions by the issuing agencies, increased participation in secondary markets and/or other means. In the event that the Company is unable to sell the investments at or above their carrying value, these securities may not provide a liquid source of cash or might require the Company to record additional impairment to the asset value.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximates fair value given their highly-liquid and short-term nature.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements, for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Property and Equipment

Property, which consists of furniture and fixtures, software and equipment, is stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the related assets. The useful life for all classes of assets other than leasehold improvements is three years. The useful life for leasehold improvements is the remaining term of the lease.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using undiscounted cash flows. Through December 31, 2008, there has been no such impairment.

Research and Development

Research and development expenditures are expensed as incurred. The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development costs are expensed as incurred, the Company measures expense based on work performed for the underlying contract, typically utilizing a percentage-of-completion approach, and records prepaid assets or accrues expenses on a monthly basis for such activities based on the measurement of liability from expense recognition and the receipt of invoices.

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. In the event that the Company prepays fees for future milestones, it records the prepayment as a prepaid asset and amortizes the asset into research and development expense over the period of time the contracted research and development services are performed. Most fees are incurred throughout the contract period and are expensed based on their percentage of completion at a particular date.

These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, the Company records an estimated monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as potentially dilutive securities from stock options and stock warrants would have an antidilutive effect since the Company incurred a net loss. The number of shares of common stock potentially issuable at December 31, 2008, 2007 and 2006 upon exercise or conversion that were not included in the computations of net loss per share were 7,055,089, 6,572,308 and 5,307,980, respectively.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure. FIN 48 requires that the Company recognize, in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. FIN 48 also requires explicit disclosure about the Company’s uncertainties related to the income tax position, including a detailed roll-forward of tax benefits taken that do qualify for financial statement recognition.

Stock-Based Compensation

The Company accounts for its stock options utilizing Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), Share-based Payment. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values determined using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to the adoption of SFAS 123R, on February 11, 2005, the date of the Merger (see Note 1), the Company accounted for stock options issued to employees and non-employee directors under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-based Compensation.

The Company adopted SFAS 123R using the modified prospective application to all grants made after February 11, 2005. The adoption of SFAS 123R had no effect on the financial results of the Company from the application of the original provisions of SFAS 123.

The fair value of each option award made to employees and directors during the years ended December 31, 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the assumptions noted in the following table. To determine the risk-free interest rate, the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. To determine the expected stock price volatility for stock options, the Company examined historical volatilities for industry peers closely related to the current status of its business, but with sufficient trading history to be able to determine volatility. Utilizing a weighted average calculation to account for the limited price history of the Company’s stock, an analysis of the historical volatility of its stock price in combination with the historical volatility of the industry peers selected was used to determine an appropriate volatility factor. The Company plans to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for its common stock becomes available. Given the limited service period for current employees and the senior nature of the roles for those employees, the Company estimated that it would experience no forfeitures or that the rate of forfeiture would be immaterial to the recognition of compensation expense for those options currently outstanding. Prior to February 11, 2005, under the provisions of SFAS 123, the Company utilized the minimum value method and assumed no volatility in determining the fair value of options granted. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

	For the years ended December 31,
	2008	2007	2006
Risk-free interest rate	2.52% to 3.73%	4.24% to 4.95%	4.31% to 5.12%
Expected life of options	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%
Expected volatility	63.55% to 65.93%	66.01%	37.66%
Forfeitures	0%	0%	0%

The Company recorded compensation expense of $1,405,752, $828,626 and $283,983 for the years ended December 31, 2008, 2007 and 2006, respectively, in conjunction with option grants made to employees and non-employee directors. As of December 31, 2008, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $3.5 million, which will be recognized over a remaining average period of 2.5 years. The expected future amortization expense for unrecognized compensation expense for stock option grants to employees and non-employee directors at December 31, 2008 is as follows:

Year ending December 31, 2009	$1,425,838
Year ending December 31, 2010	1,247,425
Year ending December 31, 2011	748,090
Year ending December 31, 2012	114,874

$3,536,227

Options granted to consultants, advisors or other independent contractors that provide services to the Company are accounted for under the provisions of SFAS 123R and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. To date, option awards to consultants, advisors or other independent contractors have been granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; have 10-year contractual terms; and vest dependent upon the completion of performance commitments. As such, the value of stock options is measured at the then-current market value as of

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial reporting dates and compensation cost is recognized for the net change in the fair value of the options for the reporting period, until such performance commitments are met. Once each commitment is met, the options that vest in association with that commitment are adjusted, for the last-time, to the then-current fair value and compensation cost is recognized accordingly (see Note 7).

In determining the fair value of options granted to consultants, advisors and other independent contractors, the Company uses the Black-Scholes closed-form option valuation model in a manner consistent with its use in determining the fair value of options granted to employees and directors. However, the expected life of the options is based on the contractual lives as defined in agreements with the third parties. No such grants were made during 2006, 2007 or 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) affirmed the conclusions of the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 requires collaborators to present the results of activities, for which they act as the principal, on a gross basis and report any payments received from or made to other collaborators based on other applicable accounting principles generally accepted in the United States (GAAP) or, in the absence of GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer relationship subject to EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and became effective for the Company on January 1, 2009. The Company currently believes that the adoption of EITF 07-1 will have no material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and became effective for the Company on January 1, 2009. The Company currently believes that the adoption of SFAS 141R will have no material impact on its consolidated financial position or results of operations.

In December 2007, FASB issued Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the non-controlling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008 and became effective for the Company on January 1, 2009. The Company currently believes that the adoption of SFAS 141R will have no material impact on its consolidated financial position or results of operations.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, the FASB affirmed the conclusions of the EITF with respect to EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2008 and became effective for the Company on January 1, 2009. The Company currently believes that the adoption of EITF 07-3 will have no material impact on its consolidated financial position or results of operations.

2. Auction Rate Securities

The Company’s investments at December 31, 2008 included student-loan backed auction rate securities (ARS) with an aggregate par value of approximately $26.0 million. The Company had historically invested in these securities for short periods of time as part of its cash management program. These investments are accounted for in accordance with SFAS 115. ARS with an aggregate par value of approximately $14.4 million were classified as available-for-sale at December 31, 2008 as the Company does not intend, nor has the ability, to hold the ARS to maturity and did not purchase them for the purpose of selling them in the short-term to realize profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, based on available information and have been classified as short-term investments. ARS with an aggregate par value of approximately $11.6 million were classified as trading securities based on the terms of a settlement agreement reached during 2008. Trading securities are carried at estimated fair value, based on available information, and have been classified as long-term investments based on the terms of the settlement agreement.

The Company’s ARS investments represent interests in collateralized debt obligations supported by pools of student loans and none are collateralized by mortgage, credit card or insurance securitizations. All but approximately $4.4 million of the par value of the Company’s investments in ARS were AAA/Aaa rated, fully backed by the FFELP and/or over-collateralized. Of the remaining $4.4 million of investments at par value, all were collateralized at 100% or greater and, consistent with the Company’s investment policy, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings. During 2008, the Company reviewed information related to the credit downgrade, as announced by Moody’s, of an insurer on one of its investments with a par value of $1.15 million and the resulting downgrade of that investment from AAA to Aa3. However, the Company had already taken into account the publicized weaknesses of that insurer before such announcement was made. The Company has not been notified of any modification to the credit ratings of the underlying issuing agencies for any of its investments.

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

On December 31, 2007, the Company held investments in ARS of approximately $28.6 million. During the year ended December 31, 2008, the Company received proceeds of approximately $2.6 million from redemptions at par. The estimated fair value of the Company’s ARS investments, classified as available-for-sale, as of December 31, 2008 was approximately $10.3 million, which reflects an other-than-temporary impairment of approximately $4.1 million to the par value of $14.4 million. Taking into consideration the complexities of the market and the valuation factors as set forth in the guidelines of SFAS 157, the Company engaged the services of a third party valuation expert to assist in and provide data used in establishing estimated fair values for those ARS classified as available-for-sale at December 31, 2008. Given the Company’s inability to hold these securities indefinitely and its preference to liquidate or otherwise leverage these holdings in the very near term, the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded an other-than-temporary impairment loss in the quarter ended December 31, 2008 of approximately $1.7 million and an other-than-temporary impairment loss for the year ended December 31, 2008 of approximately $4.1 million related to these securities.

The estimated fair value of the Company’s ARS investments, classified as trading securities, as of December 31, 2008 was approximately $9.4 million, which reflects an adjustment of approximately $2.2 million to the par value of $11.6 million. During the fourth quarter of 2008, the Company finalized the details of its settlement agreement related to those ARS held at UBS AG. Classified as an “institutional investor” for purposes of the settlement agreement, in November 2008, the Company accepted the terms of the settlement agreement for ARS Rights (the “ARS Rights”) for the illiquid ARS holdings maintained at UBS as of February 13, 2008. The ARS Rights provide the Company with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expire on July 2, 2012. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of ARS at any time up until June 30, 2010, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradable and will not be quoted or listed on any securities exchange or any other trading network.

UBS also agreed that an affiliate would provide the Company with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of its ARS holdings. Concurrently, the Company finalized and submitted documents to UBS to initiate the line of credit account and received notification that funds were available under the account in early December 2008. The Company then requested and, in December 2008, received a wire transfer of approximately $7.3 million and recorded a corresponding long-term liability. Subsequently, in March 2009, the line of credit was amended to provide the Company with a credit line of up to $11.575 million, including the $7.3 million outstanding at December 31, 2008, with its UBS ARS investments remaining pledged as collateral. Though the loan is payable on demand, if the UBS affiliate should exercise its right to demand repayment of any portion of the loan prior to the date the Company can exercise its ARS Rights, UBS and its affiliates would be required to arrange for alternative financing on terms and conditions substantially the same as those contained in the line of credit agreement. If alternative financing cannot be established, then UBS AG, or one of its affiliates, will purchase the Company’s pledged UBS ARS at par. As a result, the loan and any alternative financing will not be payable by the Company prior to the time that it is able to exercise its UBS ARS Rights in accordance with its agreement with UBS. The Company expects to repay the line of credit with the proceeds from the exercise of those ARS Rights. Proceeds of any sales of the Company’s UBS ARS will first be applied to repayment of the line of credit with the balance, if any, deposited into its account.

As the ARS Rights represent a separate freestanding contract between the Company and UBS and are not transferable to a subsequent buyer, the existence of the put option had no effect upon the determination of fair value for the ARS at December 31, 2008. Recognizing that the ARS Rights act as an economic hedge against any further price movement in those ARS holdings, the Company further elected the fair value option under SFAS 159 to mitigate volatility in reported earnings due to the relationship between the ARS Rights and the ARS. The Company will adjust the ARS Rights to fair value at each financial statement date with corresponding changes in fair value reported in earnings. Simultaneously, the Company elected a one-time transfer of the ARS covered under the settlement agreement with UBS from the available-for-sale category to the trading category recognizing the unprecedented failure of the entire market for ARS. This election allows all future movements in the fair value of the ARSs to be reported in earnings, creating relative accounting symmetry with the ARS Rights until the settlement is realized. Finally, the Company also reclassified the UBS ARS from short-term investment to long-term investments based on the terms of the settlement agreement.

For those ARS held at UBS under the settlement agreement, the Company believes that normal discounted cash flow modeling continues to have limited validity under current market conditions as the interest rates

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently associated with the majority of these securities are not truly a factor of value. The ARS, along with those classified as available-for-sale, continue to pay interest according to their stated terms. However, the application of additional discount factors related to issuer credit ratings, percentage of FFELP or insurance wraps, etc. does make modeling such discounted cash flows feasible and the Company determined that it should review the valuation for the UBS ARS based on those factors. The Company assigned risk component factors, utilized a liquidity discount of 300 basis points to reflect the continuing weakness in the market and utilized a five-year life for these assets. In addition, for establishing the fair value of the ARS Rights as of December 31, 2008, the Company reviewed factors including counterparty performance risk and the time value of money utilizing a discounted cash flow methodology.

Offsetting the impairment charges recorded during the year ended December 31, 2008, the Company recorded other income and a corresponding long-term asset for the fair value of the ARS Rights obtained in November 2008 of $2.0 million. For 2008, the recording of the gain from the ARS Rights and the recognition of other-than-temporary impairment losses resulted in a $0.2 million net expense impact on the consolidated statement of operations.

3. Fair Value Measurements

As stated in “Note 1. Summary of Significant Accounting Policies and Nature of Operations”, on January 1, 2008, the Company adopted the methods of determining fair value as described in SFAS 157 to value its financial assets and liabilities. In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As normal trading activity within public markets for ARS ceased during the quarter ended March 31, 2008 and had not resumed with any regularity at December 31, 2008, there is an absence of observable market quotes (level 1 inputs). While the Company obtained estimates of recent trading activity in secondary markets for ARS, such markets are not sufficiently active and the resulting data (as specified under SFAS 157) does not qualify as appropriate level 2 inputs. As such, the Company utilized valuation models for ARS that rely exclusively on unobservable inputs (level 3 inputs) including those that are based on evaluations performed by third party valuation experts as well as those performed based on percentage of collateralization, counterparty credit quality, risk of default underlying the security, government guarantees or insurance characteristics and overall capital market liquidity.

The Company also took into account the following considerations in its evaluation of fair value at December 31, 2008 and the resulting impairment charges for the year then ended:

•	Recent disruptions in the financial markets in general and the additional emphasis on liquidity that has resulted.

•

A recent valuation analysis for the Company’s ARS investments held at Banc of America Securities, prepared by a third party valuation firm, with particular focus on information and data available from established secondary markets.

•

The terms of the settlement between UBS Financial Services, Inc. (“UBS”) and certain regulatory bodies and the obligations resulting from that settlement that directly impact the Company. Specifically, the commitment by UBS to provide liquidity to the Company, through a line of credit agreement, for up to 75% of the market value (as determined by UBS) of the securities held at UBS. UBS also agreed in the settlement to acquire all of those holdings at 100% of par value in June 2010.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

The Company’s ability to continue to hold these ARS considering the terms of the UBS settlement described above and in the absence of similar guarantees with respect to its holdings at Banc of America Securities.

The following fair value hierarchy table categorizes information regarding assets measured at fair value on a recurring basis:

	Assets Measured at Fair Value on a Recurring Basis
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2008
Cash and Treasury funds	$21,533	$—	$—	$21,533
Auction rate securities (1)	—	—	10,305	10,305
Auction rate securities (2)	—	—	9,356	9,356
ARS Rights (Note 2)	—	—	1,973	1,973

	$21,533	$—	$21,634	$43,167

(1)	Auction rate securities classified as available-for-sale and as short-term investments. The method used to estimate the fair value of these investments is more fully explained in Note 2.
(2)	The Company transferred a portion of its auction rate securities from available-for-sale to trading in the fourth quarter of 2008. In addition, these securities were reclassified as long-term investments. The method used to estimate the fair value of these investments is more fully explained in Note 2.

The Company’s assets that were measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2008 consisted of its investments in ARS and its ARS Rights. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the year ended December 31, 2008 (in thousands):

Balance as of December 31, 2007	$—
Redemptions at par	(2,613)
Purchases	—
Realized losses (1)	(4,391)
Transfers in and/or out of Level 3	28,638

Balance as of December 31, 2008	$21,634

(1)	Amount of total losses for the year, net of the gain on ARS Rights, included in other income and expense in the consolidated statement of operations attributable to the change in fair value related to assets still held as of the reporting date,

The valuation of the Company’s ARS investment portfolio is sensitive to market conditions and is based on management’s best estimate given the facts available at the time of the estimate. The assumptions utilized in the estimate of fair value are difficult to predict and can change significantly. Factors that may impact the Company’s valuation include potential completion of a transaction in the secondary market by the Company, changes to information provided by the Company’s third party valuation expert, ongoing turmoil in the global financial markets, additional secondary market trading information, the financial position of UBS and the Company’s continuing ability to hold these investments with sufficient capital resources to fund operations. The

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of this analysis indicate that a 1%, or 100 basis point, increase or decrease in the aggregate estimated fair value, as applied to the par value of such investments, would have increased or decreased the other-than- temporary impairment charge by approximately $0.3 million. Given the uncertainties of selling the securities held with Banc of America Securities on the secondary market, the realized value could vary from the Company’s current valuations by amounts significantly greater than 1%, either favorably or unfavorably.

4. Property and equipment:

Property and equipment consist of the following:

	December 31,
	2008	2007
Furniture and fixtures	$155,366	$56,010
Software	19,046	19,046
Leasehold improvements	24,142	—
Computer and office equipment	91,338	71,047

	289,892	146,103
Less—accumulated depreciation and amortization	(130,703)	(103,310)

	$159,189	$42,793

Depreciation and amortization expense was $57,164, $31,022 and $35,389 for the years ended December 31, 2008, 2007 and 2006, respectively.

5. Common Stock Offerings

On November 8, 2007, the Company raised gross proceeds of approximately $48.9 million through the sale of 7,388,172 shares of its common stock in a registered direct offering. These shares were offered pursuant to the Company’s shelf registration statement as filed with the Securities and Exchange Commission (“SEC”) under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60.0 million. Such registration statement became effective as of October 11, 2007. In connection with this offering, the Company paid commissions and recorded or accrued other offering-related costs of approximately $3.2 million.

On March 22, 2007, the Company raised gross proceeds of approximately $12.5 million through the sale of 2,648,306 shares of its common stock plus warrants for the purchase of 794,492 shares of its common stock (the “2007 Placement”). The aggregate fair value of these warrants was approximately $1.3 million. The warrants permit the holders to purchase the underlying common shares at $5.66 each and are exercisable in whole at any time, or in part from time to time, for cash, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the volume weighted-average closing price of the Company’s common stock is greater than $12.00 per share for any 20 consecutive trading days provided the Company gives 60 business days’ written notice to the holders and simultaneously call all warrants on the same terms. Under the terms of the placement, the Company agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on August 7, 2007. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.0 million in cash.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2006, the Company raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of its common stock plus warrants for the purchase of 2,149,999 shares of its common stock (the “2006 Placement”). The allocated aggregate fair value of these warrants was approximately $1.1 million. The warrants permit the holders to purchase the underlying common shares, for cash only, at $4.20 each and are exercisable in whole at any time, or in part from time to time, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the Company’s volume weighted-average closing bid price of its common stock is greater than $9.00 per share for any 20 consecutive trading days provided that the Company gives 30 business days’ written notice to the holders and simultaneously calls all warrants on the same terms. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.6 million in cash and issued warrants to the placement agent for the purchase of 716,666 shares of the Company’s common stock with an exercise price of $3.30 per share, or 110% of the price of the shares sold in the offering and an aggregate fair value of approximately $0.7 million. Under the terms of the 2006 Placement, the Company agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on March 29, 2006.

In December 2004, Chelsea Therapeutics, Inc. raised gross proceeds of approximately $14.5 million through the sale of 5,532,994 shares of its common stock (the “2004 Placement”). The amount raised includes the conversion of a $1.7 million stockholder loan along with accrued interest, for which a total of 677,919 shares of common stock were issued. In connection with this offering, Chelsea Therapeutics, Inc. paid commissions and other offering-related costs of approximately $1.0 million in cash and issued warrants to the placement agent for the purchase of 483,701 shares of its common stock with an aggregate fair value of approximately $14,000.

6. Commitments

Facility Lease

On March 7, 2008 the Company entered into a lease for office space in Charlotte, North Carolina near its former office location to serve as its new corporate headquarters. Occupancy occurred on or about May 15, 2008 with monthly payments beginning October 15, 2008 of approximately $19,000. The lease expires on October 15, 2013 and calls for annual rent increases of 3%. In addition, the lease provides an option to rent additional adjacent space. The option remains in effect until November 2009 at a cost of $1,750 per month, but may be terminated sooner at the Company’s discretion. A security deposit equal to four month’s rent or approximately $76,000 was paid upon signing the lease.

The Company leased its former corporate headquarters under an operating lease, as amended, that expired in June 2008. The lease contained no provisions for renewal periods of any fixed lengths.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $179,614, $57,960 and $56,278, respectively.

License Agreements

In March 2004, the Company entered into a License Agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides the Company with exclusive, worldwide (excluding India) rights for this portfolio of antifolates that includes CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and anniversary milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 anniversary milestone payment for 2007. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase 2 study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000. The Company is required to make additional payments upon the achievement of specific development and regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Future potential milestone and anniversary payments total approximately $1,500,000 at December 31, 2008 and there are no minimum royalties required under the agreement.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. During 2007, the Company made a milestone payment, related to obtaining orphan drug status from the FDA, under the DSP Agreement of $250,000. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase 3 study. As additional consideration, the Company agreed to pay DSP and or its designees (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. At December 31, 2008, remaining potential future milestone payments, subject to the Company’s right to terminate the DSP agreement, totaled $3.25 million.

The amount expended under these agreements and charged to research and development expense was $750,000 during the year ended December 31, 2008, $400,000 during the year ended December 31, 2007, and $474,621 during the year ended December 31, 2006.

Subsequent to execution of the DSP Agreement, the Company and DSP have agreed to initiate, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the United States Food and Drug Administration. Such activities are currently ongoing and shall continue over a two-year period. Based on work performed by DSP as of December 31, 2008, the Company had paid approximately $0.4 million and had recorded liabilities for an additional $3.0 million of costs.

Development and Commercialization Agreement

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB (“AB”) to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (“DHODH”) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the Development Agreement, an initial payment of $1.0 million was made to AB at the time of the Development Agreement with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties. At December 31, 2006, the Company had expensed the entire $1.0 million payment and expensed additional costs of $0.3 million.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, the Company expensed costs of $0.6 million under the program related to costs of research and development. During 2008, the Company and AB ceased joint discovery efforts on this portfolio and, accordingly, the Company has recorded no costs related to this program during 2008.

In April 2008, the Company and AB entered into a termination and assignment agreement (the “Termination Agreement”), whereby AB discontinued its participation in the I-3D co-development program and assigned its entire right, title and interest in the portfolio to the Company in exchange for royalties on future sales. The Termination Agreement also eliminated the Company’s obligation related to payment of potential future development milestones under the Development Agreement.

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities as contracted at December 31, 2008. However, there can be cancellation fees associated with these contracts that could be punitive in nature. Commitments under research and development programs represent contractual commitments entered into for materials and services in the normal course of business and totaled approximately $24.5 million at December 31, 2008.

7. Stockholders’ Equity

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

As of December 31, 2008, no shares of preferred stock were issued and outstanding.

Common Stock

In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, as consideration for the $150,000 anniversary milestone payment due under its product license agreement with Dr. M. Gopal Nair (see Note 6).

In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, as consideration for the $150,000 anniversary milestone payment due under its product license agreement with Dr. M. Gopal Nair (see Note 6).

In May 2006, the Company issued 63,131 shares of its common stock as consideration for a product license agreement with DSP (see Note 6), with a value of approximately $4.35 per share, or $274,621.

During April 2004, 471,816 common shares were issued as consideration in the product license agreement (see Note 6) and 478,330 shares were sold to Simon Pedder, the Company’s President and Chief Executive

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officer under the terms of his employment agreement. These shares were valued at what was, at that time, Chelsea’s common stock estimated aggregate fair value of $402 and $408, respectively, with such nominal values reflecting an asset-based valuation methodology.

During 2002, the Company issued 5,428,217 shares of its common stock for a subscription receivable of $4,625.

Warrants

At December 31, 2008 and 2007, the Company had outstanding warrants to purchase 4,180,449 and 4,292,136 shares, respectively, of the Company’s common stock at prices ranging from $2.62 to $5.66 per share.

In March 2007, in conjunction with 2007 Placement (see Note 5), the Company issued warrants for the purchase of 794,492 shares of its common stock. The aggregate fair value of these warrants was approximately $1.3 million. The warrants permit the holders to purchase the underlying common shares at $5.66 each and are exercisable in whole at any time, or in part from time to time, for cash, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the volume weighted-average closing price of the Company’s common stock is greater than $12.00 per share for any 20 consecutive trading days provided the Company gives 60 business days’ written notice to the holders and simultaneously call all warrants on the same terms.

In May 2006, in conjunction with and as compensation for activities related the product license agreement with DSP (see Note 6) and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that did not occur until January 2007. As such, in January 2007, the Company recorded a charge based on the warrants’ aggregate fair value at that date of $433,750.

In February 2006, in conjunction with the 2006 Placement (see Note 5), the Company issued warrants for the purchase of 2,149,999 shares of its common stock. The allocated aggregate fair value of these warrants was approximately $1.1 million. The warrants permit the holders to purchase the underlying common shares at $4.20 each and are redeemable at the Company’s option in the event that the volume weighted average closing bid price of its common stock for any 20 consecutive trading days is at least $9.00 per share. The Company also issued warrants to its placement agent to purchase 716,666 shares of its common stock with an exercise price of 110% of the purchase price per share based on shares sold in the 2006 Placement, or $3.30 per share and an aggregate fair value of approximately $705,000.

In February 2005, in conjunction with and as compensation for facilitating the Merger (see Note 1), the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of approximately $2.62 per share. The aggregate fair value of these warrants was approximately $26,700.

In December 2004, as compensation for fundraising efforts related to the 2004 Placement (see Note 5), the Company issued warrants to purchase 483,701 shares of its common stock, with a purchase price of 110% of the purchase price per share based on shares sold in the 2004 Placement, or, as converted under terms of the Merger Agreement, approximately $2.89 per share. The aggregate fair value of these warrants was approximately $14,000.

Exercise of Common Stock Warrants

During 2008, various warrant holders, on various dates, exercised rights to purchase 100,487 shares of the common stock of the Company, with an average exercise price of approximately $2.91 per share, pursuant to

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cashless exercises whereby the Company, in net share settlements, issued 57,983 shares of its common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise.

During 2008, various warrant holders, on various dates, exercised rights to purchase 11,200 shares of the common stock of the Company at an exercise price of $4.20 per share pursuant to a cash exercise whereby the Company recorded proceeds of $47,040.

During 2007, various warrant holders, on various dates, exercised rights to purchase 116,596 shares of the common stock of the Company, with an average exercise price of approximately $2.90 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 68,136 shares of its common stock to the warrant holders based on the excess of the market prices over the exercise prices on the respective dates of exercise.

During 2007, various warrant holders, on various dates, exercised rights to purchase 61,200 shares of the common stock of the Company at an exercise price of $4.20 per share pursuant to a cash exercise whereby the Company recorded cash proceeds, net of expenses, of $252,040.

During 2006, various warrant holders, on various dates, exercised rights to purchase 30,422 shares of the Company’s common stock, with an exercise price of approximately $2.89 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 15,461 shares of its common stock to the warrant holders based on the excess of the market prices over the exercise prices on the respective dates of exercise.

Stock Options

The Company has a stock incentive plan (the “Plan”) under which incentive stock options for 4,145,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

Options awards to employees and directors are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and generally have 10-year contractual terms.

During the years ended December 31, 2008, 2007 and 2006, the Company granted stock options to employees and non-employee directors for the purchase of 837,500, 665,500 and 668,085 shares of its common stock, respectively. The grants made during the year ended December 31, 2008 had a weighted average exercise price of $6.11 per share, a weighted average grant date fair value of approximately $3.41 per share and an exercise price greater than the market value at December 31, 2008, resulting in no intrinsic value as of that date. The grants made during the year ended December 31, 2007 had a weighted average exercise price of $5.72 per share, a weighted average grant date fair value of approximately $3.39 per share and an exercise price greater than the market value at December 31, 2008, resulting in no intrinsic value as of that date. The grants made during the year ended December 31, 2006 had a weighted average exercise price of $3.61 per share, a weighted average grant date fair value of approximately $1.47 per share and an exercise price greater than the market value at December 31, 2008, resulting in no intrinsic value as of that date. Each option granted to employees and non-employee directors during 2008, 2007 and 2006 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2008, the Board of Directors approved a modification for all grants previously made to Dr. Jason Stein, a former non-employee director who resigned from the Board on February 8, 2008. This modification extended the option exercise term until December 31, 2008. As a result of the modification, the Company recorded additional compensation expense during 2008 of approximately $11,000.

The Company recorded compensation expense of $1,405,752, $828,626 and $283,983 for the years ended December 31, 2008, 2007 and 2006, respectively, in conjunction with option grants made to employees and non-employee directors. As of December 31, 2008, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $3.5 million, which will be recognized over a remaining average period of 2.5 years.

In November 2005, the Company granted a stock option to a third-party contractor to purchase 5,000 shares of its common stock at an exercise price of $3.10 per share. The option vested 25% at each calendar quarter end date from the date of issuance. For the year ended December 31, 2006, based on the fair value of these options, the Company recorded compensation expense of $4,192. At December 31, 2007, these options were fully vested.

A summary of the Company’s stock option activity and related information since inception is as follows:

	Available For Grant	Activity/ Balance	Wtd Avg Exercise Price
Establish 2002 Option Plan	1,085,648	—

Balance at December 31, 2002	1,085,648	—
2003 Activity	—	—	n/a

Balance at December 31, 2003	1,085,648	—

Cancel 2002 Stock Option Plan	(1,085,648)	—
Establish 2004 Stock Option Plan	1,085,648	—
2004 Option grants	(363,835)	363,835	$0.56

Balance at December 31, 2004	721,813	363,835

2005 Plan Amendment	410,784	—
2005 Option grants	(761,451)	761,451	$2.66
2005 Cancellations	58,683	(58,683)	$2.62
2005 Exercises	—	(14,663)	$0.07

Balance at December 31, 2005	429,829	1,051,940

2006 Plan Amendments	1,148,568	—
2006 Option grants	(668,085)	668,085	$3.61
2006 Cancellations	8,802	(8,802)	$2.62
2006 Exercises	—	(78,683)	$0.06

Balance at December 31, 2006	919,114	1,632,540

2007 Plan Amendments	1,500,000	—
2007 Option grants	(665,500)	665,500	$5.72
2007 Exercises	—	(17,868)	$0.88

Balance at December 31, 2007	1,753,614	2,280,172

2008 Option grants	(837,500)	837,500	$6.11
2008 Cancellations	148,802	(148,802)	$4.95
2008 Exercises	—	(94,230)	$0.63

Balance at December 31, 2008	1,064,916	2,874,640

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, there were 2,874,640 options outstanding under the Plan with a weighted average remaining life of 7.6 years, a weighted average grant date fair value of $2.11 per share and an exercise price greater than the market value at December 31, 2008, resulting in no intrinsic value as of that date. Also, options for 1,130,836 shares had vested and were exercisable at December 31, 2008 with a weighted average remaining contractual life of 6.6 years, a weighted average exercise price of $3.08 per share, a weighted average grant date fair value of $1.09 per share and an exercise price greater than the market value at December 31, 2008, resulting in no intrinsic value as of that date. During the year ended December 31, 2008, options for 94,230 shares were exercised with a weighted average exercise price of $0.63 per share and an aggregate intrinsic value as of the dates of exercise of approximately $0.4 million. During the year ended December 31, 2007, options for 17,868 shares were exercised with a weighted average exercise price of $0.88 per share and an aggregate intrinsic value as of the dates of exercise of approximately $79,000. During the year ended December 31, 2006, options for 78,683 shares were exercised with a weighted average exercise price of $0.06 per share and an aggregate intrinsic value as of the dates of exercise of approximately $0.3 million. The weighted average exercise price for all vested and unvested options outstanding as of December 31, 2008, 2007 and 2006 is approximately $4.38, $3.62 and $2.73 per share, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2008	2007	2006
Common stock warrants outstanding	4,180,449	4,292,136	3,675,440
Common stock options outstanding	2,874,640	2,280,172	1,632,540
Common stock options available for future grants	1,064,916	1,753,614	919,114

	8,120,005	8,325,922	6,227,094

8. Income Taxes

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

The Company and its subsidiaries file tax returns in the United States and a small number of state jurisdictions. The statute of limitations for examination of the Company’s returns has expired for years prior to 2005. There are no income tax examinations currently in process nor has the Company been subject to examination since inception. The material jurisdictions subject to potential examination by taxing authorities for open tax years primarily include the United States and North Carolina.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and the valuation allowance are shown below. The state carryforwards are shown net of federal tax.

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward—Federal	$22,231,224	$10,997,542
Net operating loss carryforward—State	3,007,754	1,487,903
Licensing costs	723,835	434,334
Compensation costs and deferred stock compensation	1,002,471	459,850
Other temporary differences	(85,039)	(27,694)

	26,880,245	13,351,935
Less valuation allowance	(26,880,245)	(13,351,935)

	$—	$—

The reasons for the difference between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the losses before income tax benefit are as follows:

	December 31,
	2008	2007
Rate reconciliation:
Statutory federal rate	-34.00%	-34.00%
State income tax rate (net of federal benefit)	-4.60%	-4.60%
Certain non-deductible expenses	0.04%	0.08%
Effect of increase in valuation allowance	38.56%	38.52%

Effective tax rate	0.00%	0.00%

Given the Company’s history of incurring operating losses, the Company’s ability to realize its deferred tax assets is not considered more likely than not. As a result, a valuation allowance equal to the total deferred tax assets has been established. The valuation allowance as of December 31, 2008 and 2007 was approximately $26.9 million and $13.4 million, respectively.

At December 31, 2008, the Company had potentially utilizable federal and state net operating loss carryforwards of approximately $65.4 million. The net operating loss carryforwards expire in various amounts for federal and state tax purposes through 2028 and 2023, respectively.

The utilization of the Company’s net operating losses may be subject to a substantial limitation should a change of ownership occur or have occurred, as defined under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation could result in the expiration of the net operating loss carryforwards before their utilization. Currently, a valuation allowance equal to the total deferred tax assets has been established. As such, any limitation resulting from the expiration of the net operating loss carryforwards would be immaterial to the Company’s financial condition or results of operations. Prior to any potential utilization, the Company does plan to undertake a detailed study in order to determine any potential §382 limitations as well as any potential impact of §383 limitations on the utilization of research and development tax credits that may be available to the Company. The Company is unable to fully estimate the impact of any such §382 and §383

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limitations nor has it undertaken the steps necessary to fully estimate the potential benefits that may be available to it from the utilization of net operating losses and research and development tax credits in future periods.

9. Savings and Retirement Plan

During 2005, the Company established a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. The Company matches such contributions up to a maximum of 4% of the employee’s compensation, as defined. For the years ended December 31, 2008, 2007 and 2006, the Company made contributions of $86,000, $85,333 and $47,695, respectively.

10. Subsequent Events

Grant of Stock Options

In January 2009 the Company granted options for the purchase of 760,400 shares of its common stock to employees and non-employee directors. These grants, made during the first quarter of 2009, have a weighted average exercise price of $1.71 per share, a weighted average fair value of $1.11 per share and were granted at an exercise price equal to the closing market value of the Company’s stock on the dates of grant.