Form 10-Q
period 2009-03-31
Chelsea Therapeutics International, Ltd.
filed 2009-05-06
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of May 5, 2009 there were 30,111,479 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,566,971	$21,532,553
Short-term investments	8,022,005	10,305,745
Prepaid contract research and manufacturing	411,716	625,377
Other prepaid expenses and other current assets	189,048	101,861

Total current assets	28,189,740	32,565,536
Property and equipment, net	141,981	159,189
Long-term investments	11,575,000	11,328,768
Other assets	76,950	76,950

	$39,983,671	$44,130,443

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,215,817	$4,304,283
Accrued compensation and related expenses	281,514	579,875
Accrued contract research and manufacturing	7,920,753	7,029,838
Other accrued expenses	480,478	391,082

Total current liabilities	10,898,562	12,305,078
Line of credit payable	11,559,345	7,277,468

Total liabilities	22,457,907	19,582,546

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 30,111,479 and 30,111,479 shares issued and outstanding, respectively	3,011	3,011
Additional paid-in capital	94,722,373	94,316,239
Deficit accumulated during the development stage	(77,199,620)	(69,771,353)

Total stockholders’ equity	17,525,764	24,547,897

	$39,983,671	$44,130,443

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		Period from April 3, 2002 (inception) to March 31, 2009
	2009	2008
Operating expenses:
Research and development	$6,506,906	$6,504,832	$60,140,948
Sales and marketing	305,300	477,564	4,496,222
General and administrative	1,042,473	856,332	12,759,393

Total operating expenses	7,854,679	7,838,728	77,396,563

Operating loss	(7,854,679)	(7,838,728)	(77,396,563)
Interest income	115,674	729,448	4,315,632
Interest expense	(26,754)	—	(65,694)
Other income (expense)	337,492	(1,566,246)	(4,052,995)

Net loss	$(7,428,267)	$(8,675,526)	$(77,199,620)

Net loss per basic and diluted share of common stock	$(0.25)	$(0.29)

Weighted average number of basic and diluted common shares outstanding	30,111,479	29,957,695

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	capital	stage	equity
Balance at January 1, 2009	30,111,479	$3,011	$94,316,239	$(69,771,353)	$24,547,897

Stock-based compensation	—	—	406,134	—	406,134

Net loss	—	—	—	(7,428,267)	(7,428,267)

Balance at March 31, 2009	30,111,479	$3,011	$94,722,373	$(77,199,620)	$17,525,764

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from April 3, 2002 (inception) to

	For the three months ended March 31,
	2009	2008	March 31, 2009
Operating activities:
Net loss	$(7,428,267)	$(8,675,526)	$(77,199,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	406,134	282,937	3,088,129
Depreciation and amortization	18,939	6,670	179,412
Stock issued for license agreement	—	—	575,023
Non-cash interest expense	—	—	34,020
(Gain on recovery) other-than-temporary impairment of short-term and long-term investments	(337,492)	1,566,246	4,052,995
Gain on disposition of assets	—	—	(2,208)
Fair value of warrants for finder’s agreement	—	—	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	126,474	(42,740)	(600,764)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(1,108,155)	1,775,207	10,617,049
Accrued compensation and related expenses	(298,361)	(355,583)	281,514

Net cash used in operating activities	(8,620,728)	(5,442,789)	(58,540,700)

Investing activities:
Acquisitions of property and equipment	(1,731)	—	(322,863)
Proceeds from sale of assets	—	—	3,677
Purchases of investments	—	—	(49,538,336)
Redemptions and sales of investments	2,375,000	2,224,277	25,888,336
Security deposits	—	—	(76,950)

Net cash provided by (used in) investing activities	2,373,269	2,224,277	(24,046,136)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from borrowings from line of credit	4,281,877	—	11,559,345
Proceeds from exercise of stock options	—	—	80,729
Proceeds from exercise of common stock warrants	—	5,040	299,080
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	—	5,733	88,865,028
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	4,281,877	10,773	102,153,807

Net (decrease) increase in cash and cash equivalents	(1,965,582)	(3,207,739)	19,566,971
Cash and cash equivalents, beginning of period	21,532,553	34,076,217	—

Cash and cash equivalents, end of period	$19,566,971	$30,868,478	$19,566,971

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,754	$—	$31,674

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

AS OF MARCH 31, 2009

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 4, 2009 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

The accompanying financial statements have been prepared assuming the Company will continue operations into next year, contemplating the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities. The Company has sustained operating losses since its inception and expects that such losses could continue over the next several years. Management believes that currently available capital resources, including full liquidity with regards to investments in auction rate securities (“ARS”) (see Note 2 and Note 8), will be sufficient to meet operating needs into the second quarter of 2010. The Company continues to actively pursue additional sources of liquidity in anticipation of ongoing needs for operations. Potential sources of additional liquidity might include strategic relationships, out-licensing of the Company’s products, public

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

or private sales of equity or debt and other sources. Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations. Moreover, if the Company does not obtain additional financing or other liquidity by mid-2009, it would expect to delay certain discretionary development activity and certain activities otherwise planned for the commercialization of droxidopa in the US market.

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

Short-Term and Long-Term Investments

Investments consist of investments in ARS. ARS are generally long-term debt instruments for which interest rates are reset through a dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. The Company accounts for such investments utilizing Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that the Company evaluate whether an event or change in circumstances has occurred during the period that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”) at the balance sheet date. If an impairment indicator is present, the Company performs an analysis based on factors as prescribed by Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, to determine the fair value of such investments at the balance sheet date. If a decline in value had occurred, further analyses would be performed to determine whether such decline is temporary or other-than-temporary. If it is determined that the decline in value is other-than-temporary, then an impairment loss would be recognized in operations and the fair value of such investments would be reflected on the consolidated balance sheet.

Fair Value Measurements and the Fair Value Option

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

As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115 (“SFAS 159”).

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

SFAS 159 provides an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

NOTE 2 AUCTION RATE SECURITIES

The Company’s investments at March 31, 2009 included student-loan backed ARS with an aggregate par value of approximately $23.2 million. The Company had historically invested in these securities for short periods of time as part of its cash management program. These investments are accounted for in accordance with SFAS 115. ARS with an aggregate par value of approximately $11.6 million were classified as available-for-sale at March 31, 2009 as the Company does not intend, nor has the ability, to hold the ARS to maturity and did not purchase them for the purpose of selling them in the short-term to realize profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, based on available information and have been classified as short-term investments. ARS with an aggregate par value of approximately $11.6 million were classified as trading securities based on the terms of a settlement agreement reached during 2008. Trading securities are carried at estimated fair value, based on available information, and have been classified as long-term investments based on the terms of the settlement agreement.

The Company’s ARS investments represent interests in collateralized debt obligations supported by pools of student loans and none are collateralized by mortgage, credit card or insurance securitizations. All but approximately $4.4 million of the par value of the Company’s investments in ARS were AAA/Aaa rated, fully backed by the FFELP and/or over-collateralized. Of the remaining $4.4 million of investments at par value, all were collateralized at 100% or greater and, consistent with the Company’s investment policy, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings. During the three month period ended March 31, 2009, the Company has not been notified of any modification to the credit ratings of the underlying issuing agencies for any of its investments.

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

On December 31, 2008, the Company held total investments in ARS with a par value of approximately $26 million. Of these holdings, approximately $14.5 million were classified as available-for-sale. During the three months ended March 31, 2009, the Company received proceeds of $2.4 million related to its available-for-sale ARS, including $0.3 million from partial redemptions at par and $2.1 million for the sale of its $2.5 million par value position in Mississippi Higher Ed Assistance Corp. in a secondary market transaction. The estimated fair value of the Company’s ARS investments, classified as available-for-sale and held at Banc of America Securities LLC (BA), as of March 31, 2009 was approximately $8.0 million, which reflects an other-than-termporary aggregate impairment of approximately $3.6 million to the par value of $11.6 million. These assets are classified as current assets on the Company’s consolidated condensed balance sheet as of March 31, 2009. In order to maintain a consistent approach to the valuation of those ARS classified as available-for-sale, the Company, similar to the approach it utilized for the quarter ended December 31, 2008, reviewed the data and information it received from a third party valuation expert in February 2009, along with other information obtained directly by the Company and utilized those data points for its analysis at March 31, 2009. The Company considered information regarding discounts necessary to affect an immediate sale received during conversations with personnel at a secondary market and information obtained through research conducted on the website of the Municipal Securities Rulemaking Board. Based on its analysis of fair value at March 31, 2009, the Company recorded no additional other-than-temporary impairment loss during the quarter ended March 31, 2009 for its available-for-sale ARS. However, the Company did record the recovery of $0.1 million of previously recorded other-than-temporary impairment losses related to the $0.3 million in partial redemptions at par during the first quarter of 2009. During the quarter ended March 31, 2008, the Company recorded an other-than-temporary impairment loss related to these assets of approximately $0.7 million.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

The par value of the Company’s ARS investments, classified as trading securities and held at UBS Financial Services, Inc. (UBS), as of March 31, 2009 and December 31, 2008 was approximately $11.6 million. During the fourth quarter of 2008, the Company finalized the details of its settlement agreement related to those ARS held at UBS and accepted the terms for ARS Rights (the “ARS Rights”) for the illiquid ARS holdings maintained at UBS as of February 13, 2008. The ARS Rights provide the Company with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expire on July 2, 2012. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of ARS at any time up until June 30, 2010, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradable and will not be quoted or listed on any securities exchange or any other trading network.

UBS also agreed that an affiliate would provide the Company with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of its ARS holdings. Concurrently, the Company finalized and submitted documents to UBS to initiate the line of credit account and as of December 31, 2008 had received approximately $7.3 million and recorded a corresponding long-term liability. In March 2009, the line of credit was amended to provide the Company with a credit line of up to $11.575 million, including the $7.3 million outstanding at December 31, 2008, with its UBS ARS investments remaining pledged as collateral. In March 2009, the Company received additional proceeds from the line of credit of approximately $4.3 million and had recorded a long-term liability as of March 31, 2009 of $11.6 million related to the line of credit. Though the loan is payable on demand, if the UBS affiliate should exercise its right to demand repayment of any portion of the loan prior to the date the Company can exercise its ARS Rights, UBS and its affiliates would be required to arrange for alternative financing on terms and conditions substantially the same as those contained in the line of credit agreement. If alternative financing cannot be established, then UBS AG, or one of its affiliates, will purchase the Company’s pledged UBS ARS at par. As a result, the loan and any alternative financing will not be payable by the Company prior to the time that is it able to exercise its UBS ARS Rights in accordance with its agreement with UBS. The Company expects to repay the line of credit with the proceeds from the exercise of those ARS Rights. Proceeds of any sales of the Company’s UBS ARS will first be applied to repayment of the line of credit with the balance, if any, deposited into its account.

As the ARS Rights represent a separate freestanding contract between the Company and UBS and are not transferable to a subsequent buyer, the existence of the ARS Rights had no effect upon the determination of fair value for the ARS at March 31, 2009. In 2008, recognizing that the ARS Rights act as an economic hedge against any further price movement in those ARS holdings, the Company elected the fair value option under SFAS 159 to mitigate volatility in reported earnings due to the relationship between the ARS Rights and the ARS. The Company will adjust the ARS Rights to fair value at each financial statement date with corresponding changes in fair value reported in earnings. Simultaneously, the Company elected a one-time transfer of the ARS covered under the settlement agreement with UBS from the available-for-sale category to the trading category recognizing the unprecedented failure of the entire market for ARS. This election allows all future movements in the fair value of the ARS to be reported in earnings, creating relative accounting symmetry with the ARS Rights until the settlement is realized. The ARS Rights are recorded at fair value in accordance with SFAS 159 and are classified as long-term investments on the consolidated condensed balance sheet as of March 31, 2009. Finally, based on the terms of the settlement agreement and the earliest exercise date for the ARS Rights, the Company has classified its investments in the UBS ARS as long-term investments at March 31, 2009.

For those ARS held at UBS under the settlement agreement, the Company believes that normal discounted cash flow modeling continues to have limited validity under current market conditions as the interest rates currently associated with the majority of these securities are not truly a factor of value. The ARS, along with those classified as available-for-sale, continue to pay interest according to their stated terms. However, the application of additional discount factors related to issuer credit ratings, percentage of FFELP or insurance wraps, etc. does make modeling such discounted cash flows feasible and the Company determined that it should review the valuation for the UBS ARS based on those factors. The Company assigned risk component factors, utilized a liquidity discount of 300 basis points to reflect the continuing weakness in the market and utilized a five-year life for these assets. In addition, for establishing the fair value of the ARS Rights as of March 31, 2009, the Company determined that, as the line of credit had been fully funded at 100% of the par value of the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

Company’s ARS holdings at UBS, discount factors should no longer be applied related to counterparty performance risk and the time value of money in a discounted cash flow methodology and that the ARS Rights and the fair value of the ARS, in the aggregate, should total 100% of the par value of the ARS held at UBS.

As a result of the analysis of fair value, the Company recorded no additional other-than-temporary impairment loss related to its trading securities during the quarter ended March 31, 2009. In addition, the Company recorded a gain of approximately $0.2 million during the three months ended March 31, 2009 related to the increased value of the ARS rights due to the additional funding received under the line of credit and the resulting elimination of any performance risk associated with the settlement. For the three months ended March 31, 2008, the Company had recorded an other-than-temporary impairment loss related to its trading securities of approximately $0.8 million.

NOTE 3 FAIR VALUE MEASUREMENTS

As stated in “Note 1. Summary of Significant Accounting Policies and Nature of Operations”, on January 1, 2008, the Company adopted the methods of determining fair value as described in SFAS 157 to value its financial assets and liabilities. In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As normal trading activity within public markets for ARS ceased during the quarter ended March 31, 2008 and had not resumed with any regularity at March 31, 2009, there is an absence of observable market quotes (level 1 inputs). While the Company obtained estimates of recent trading activity in secondary markets for ARS, such markets are not sufficiently active and the resulting data (as specified under SFAS 157) does not qualify as appropriate level 2 inputs. As such, the Company utilized valuation models for ARS that rely exclusively on unobservable inputs (level 3 inputs) including disruptions in the financial markets and the additional emphasis on liquidity; recently completed secondary market transactions data; input from financial advisors on the secondary markets; information received from third-party valuation experts in early 2009 as it related to values at December 31, 2008; percentage of collateralization; counterparty credit quality; risk of default underlying the security; government guarantees or insurance characteristics; and overall capital market liquidity. Such multiple valuation techniques provide the Company with the ability to consider the reasonableness of a range of fair value estimates and, as those data points converge, to better determine the point within that range that is most representative of fair value under current market conditions. The goal of the evaluation of a range of fair value estimates is to arrive at an estimate of fair value that approximates, in the Company’s opinion, the estimated price that would be received to sell the assets in an orderly market transaction.

The following fair value hierarchy table categorizes information regarding assets measured at fair value on a recurring basis:

Assets Measured at Fair Value on a Recurring Basis

(in thousands)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2009
Cash and Treasury funds	$19,567	$—	$—	$19,567
Auction rate securities (1)	—	—	8,022	8,022
Auction rate securities (2)	—	—	9,356	9,356
ARS Rights (Note 2)	—	—	2,219	2,219

	$19,567	$—	$19,597	$39,164

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

(1)	Auction rate securities classified as available-for-sale and as short-term investments. The method used to estimate the fair value of these investments is more fully explained in Note 2.
(2)	Auction rate securities classified as trading and as long-term investments. The method used to estimate the fair value of these investments is more fully explained in Note 2.

The Company’s assets that were measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2009 consisted of its investments in ARS and its ARS Rights. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the three months ended March 31, 2009 (in thousands):

Balance as of December 31, 2008	$21,634
Redemptions	(209)
Sales on secondary market	(2,075)
Increase in fair value of ARS Rights	247
Realized losses	—
Transfers in and/or out of Level 3	—

Balance as of March 31, 2009	$19,597

The valuation of the Company’s ARS investment portfolio has been sensitive to market conditions and is based on management’s best estimate given the facts available at the time of the estimate. The assumptions utilized in the estimate of fair value have been difficult to predict and the resulting fair value estimates have been subject to fluctuation. However, with the Company’s recent success in gaining full liquidity on its ARS holdings at both UBS and BA (see Note 8), the risk of such fluctuations in future periods has been removed.

NOTE 4 STOCK-BASED COMPENSATION

The Company has a stock incentive plan (the “Plan”) under which incentive stock options for 4,145,000 shares of the Company’s $0.0001 par value common stock (the “common stock”) may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended March 31, 2009, the Company granted stock options to employees and non-employee directors for the purchase of 760,400 shares of its common stock with a weighted average exercise price of $1.71 per share, a weighted average grant date fair value of $1.11 per share and an exercise price greater than the market value at March 31, 2009, resulting in no intrinsic value as of that date. During the three months ended March 31, 2008, the Company granted stock options to employees and non-employee directors for the purchase of 625,000 shares of its common stock with a weighted average exercise price of $6.46 per share, a weighted average grant date fair value of $3.59 per share and an exercise price greater than the market value at March 31, 2009, resulting in no intrinsic value as of that date.

Each option granted to employees and non-employee directors during the three months ended March 31, 2009 and 2008 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009	2008
Risk-free interest rate	1.61% to 1.99%	2.85% to 2.87%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
Expected volatility	80.96%	63.55%
Forfeitures	0%	0%

The Company recorded compensation expense for the three months ended March 31, 2009 and 2008 of $406,134 and $282,937, respectively, in conjunction with option grants made to employees and non-employee directors. As of March 31, 2009, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $4.0 million, which it expects to recognize over a remaining average period of 2.4 years.

As of March 31, 2009, there were 3,635,040 options outstanding under the Plan with a weighted average remaining contractual life of 7.9 years, a weighted average grant date fair value of $1.90 per share, a weighted average exercise price of $3.82 per share and exercise prices greater than the market value at March 31, 2009, resulting in no intrinsic value as of that date. Of these, options for 1,698,320 shares had vested and were exercisable at March 31, 2009 with a weighted average remaining contractual life of 6.7 years, a weighted average grant date fair value of approximately $1.45 per share, a weighted average exercise price of approximately $3.57 per share and exercise prices greater than the market value at March 31, 2009, resulting in no intrinsic value as of that date. There were no options exercised during the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2008, unvested options for 109,375 shares were forfeited by board members that resigned during that period.

NOTE 5 LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at March 31, 2009 and 2008 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,815,489 and 7,018,040 shares, respectively.

NOTE 6 EXERCISE OF COMMON STOCK WARRANTS

No warrants were exercised during the three months ended March 31, 2009. During the three months ended March 31, 2008, various warrant holders exercised rights to purchase 68,693 shares of the $0.0001 par value common stock of the Company, with an average exercise price of approximately $2.86 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 43,514 shares of its $0.0001 par value common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise.

In January 2008, a warrant holder exercised the right to purchase 1,200 shares of the common stock of the Company at an exercise price of $4.20 per share pursuant to a cash exercise whereby the Company recorded proceeds of $5,040.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

NOTE 7 LICENSING AGREEMENTS

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability recorded at March 31, 2007. During the three months ended March 31, 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase 2 study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000 that had been accrued at March 31, 2008. During the three months ended March 31, 2009, the Company accrued the final anniversary payment associated with this agreement of $150,000. The Company is required to make additional payments upon the achievement of specific development and regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Future potential milestone payments total approximately $1,350,000 and there are no minimum royalties required under the agreement.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase 3 study and has remaining potential future milestone payments, subject to the Company’s right to terminate the license agreement, totaling $3.25 million. The Company and DSP have also initiated, and the Company has agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Such activities are currently ongoing and based on work performed by DSP as of March 31, 2009, the Company had accrued a liability of $2.8 million.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

NOTE 8 SUBSEQUENT EVENTS

In May 2009, the Company entered into a settlement agreement with BA whereby BA agreed to purchase, at par value, all of the Company’s investments in ARS that were held at BA on the date of the agreement. Per the terms of the agreement, such purchase will occur no later than June 5, 2009. In addition, BA agreed to reimburse the Company by May 15, 2009 for the $0.4 million loss it incurred in January 2009 upon disposition of its $2.5 million par value ARS in Mississippi Higher Ed Assistance Corp. Such loss had been previously recorded as an other-than-temporary impairment as of December 31, 2008. Upon receipt of the proceeds, the Company anticipates recording a gain on the recovery of previously recorded other-than-temporary impairment losses of approximately $4.1 million.

Effective May 1, 2009, the Company entered into an employment agreement that extended the employment of Dr. Simon Pedder as its Chief Executive Officer for a period of three years. Pursuant to the terms and concurrent with the execution of that agreement the Company issued options for the purchase of 47,890 shares of its common stock to Dr. Pedder with an exercise price of $1.85 per share and a grant date fair value of $1.25 per share. The options were granted at an exercise price equal to the closing market value of the Company’s stock on the date of grant.

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

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we are developing a novel therapeutic agent for the treatment of neurogenic orthostatic hypotension (“NCH”) and related conditions and diseases along with our development of prescription products for multiple autoimmune disorders including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

We are currently focusing the majority of our drug development resources on two clinical stage development projects: droxidopa for symptomatic neurogenic hypotension and other potential indications; and our portfolio of non-metabolized antifolate compounds for the treatment of rheumatoid arthritis. Droxidopa, our most advanced investigational product candidate, is an orally active synthetic precursor of norepinephrine. It is being developed for the treatment of NOH and is currently approved and marketed in Japan for the treatment of symptomatic orthostatic hypotension, freezing of gait in Parkinson’s disease and intradialytic hypotension (“IDH”). During 2007, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to droxidopa for the treatment of NOH and the European Medicines Agency, or EMEA, granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure and patients with Multiple Systems Atrophy. Droxidopa is currently being studied for the treatment of NOH in two double-blind pivotal Phase III trials designed to compare droxidopa to placebo at multiple sites in North America, Europe and Australia. Droxidopa is also being developed for the treatment of IDH for which we have just completed a double-blind, placebo controlled Phase II study in the United States. In addition, a Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia began in early 2009, under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency.

In addition to droxidopa, we are currently developing a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051. In March 2009, we announced positive results from a preliminary analysis of the recently completed Phase II head-to-head clinical trial of CH-1504 for the treatment of rheumatoid arthritis. This trial was designed to compare the efficacy and tolerability of CH-1504 against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. The preliminary analysis showed comparable ACR20/50/70 response rates to patients treated with 0.25mg, 0.50mg and 1.0mg of CH-1504 against patients treated with a standard 20mg oral dose of methotrexate. In addition, the efficacy of CH-1504 was associated with improved tolerability and reduced heptatoxicity compared with methotrexate. In April 2009, we announced positive findings from our Phase I study of CH-4051, the L-isomer of CH-1504. Data from this single and multiple ascending dose study demonstrated that CH-4051 is safe and well tolerated up to a maximally tolerated dose of 7.5mg. Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates although we could potentially generate revenue by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. However, developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market any such products until, at the earliest, the second half of 2010. Currently, development expenses are being funded with proceeds from equity financings completed in December 2004, February 2006, March 2007 and November 2007. To the extent we move our products into more extensive clinical trials, our need to finance research and development costs will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products.

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

Research and Development Expense. Research and development costs are expensed as incurred. We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development costs are expensed as incurred, we measure expense based on work performed for the underlying contract, typically utilizing a percentage-of-completion approach, and record prepaid assets or accrue expenses on a monthly basis for such activities based on the measurement of liability from expense recognition and the receipt of invoices.

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

Available-for-Sale and Trading Investments. Investments consist of investments in certain auction rate securities (“ARS”). ARS are generally long-term debt instruments for which interest rates are reset through a dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. We account for such investments utilizing Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that we evaluate whether an event or change in circumstances has occurred during the period that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”) at the balance sheet date. If an impairment indicator is present, we would perform an analysis based on factors as prescribed by Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, to determine the fair value of such investments at the balance sheet date. If a decline in value had occurred, further analyses would be performed to determine whether such decline is temporary or other-than-temporary. If it is determined that the decline in value is other-than-temporary, then an impairment loss would be recognized.

Fair Value Measurements and the Fair Value Option. Effective January 1, 2008, we adopted SFAS 157 and Statement of Financial Accounting Standards No. 159 (“SFAS 159”) for financial assets and liabilities and any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 159 provides an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

Results of Operations

Three Months Ended March 31, 2009 and 2008

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	$ Increase	% Change
Research and development expense	$6,507	$6,505	$2	0%
Sales and marketing expense	305	478	(173)	-36%
General and administrative expense	1,042	856	186	22%
Interest income	116	729	(613)	-84%
Interest expense	(27)	—	(27)	100%
Other income (expense)	337	(1,566)	1,903	-122%

Research and development expenses remained flat in the first quarter of 2009 when compared to the same period of 2008. We continue to incur significant expenses associated with extensive clinical testing programs with the main focus in 2009 on our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa, including our ongoing pivotal Phase III trials in NOH and Phase II trials in IDH and fibromyalgia. The primary expenditures in 2008 related to our then ongoing Phase II trial in rheumatoid arthritis for CH-1504 and start up costs associated with our pivotal Phase III trials in NOH for droxidopa. Also contributing to our expenses are compensation and related costs, including the costs of personnel added in the second half of 2008. As a percentage of operating expenses, research and development costs were 83% for the three month periods ended March 31, 2009 and 2008.

From inception through March 31, 2009, cumulative research and development expenses related to our major research and development projects were approximately $60.1 million and are detailed as follows:

(in thousands)	For the three months ended		Through March 31, 2009
	March 31, 2009	March 31, 2008
Antifolates	$1,300	$2,700	$25,100
Droxidopa	5,200	3,800	32,500
I-3D	—	—	2,500

	$6,500	$6,500	$60,100

Droxidopa. From inception through March 31, 2009, we had spent approximately $32.5 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $16.7 million more to complete our Phase III clinical trials and other development work through to approval of a New Drug Application, or NDA, from the FDA. Assuming regulatory approval for marketing, we currently estimate launch of this product and initial sales or royalty revenue from it no sooner than 2010. In addition to the spending requirements above, we plan spending of between $1.4 million and $4.2 million in 2009 for clinical proof of concept studies in other indications, our once-daily formulation and other droxidopa related programs, depending on the availability of additional financial resources.

Antifolates. From inception through March 31, 2009, we had spent approximately $25.1 million in research and development expenses on our portfolio of antifolates. We currently intend to seek a partner to assist us in the development of our antifolates after the recently announced completion of Phase II proof-of-concept studies for CH-1504 in rheumatoid arthritis and our Phase 1 dosing evaluation in CH-4051. We estimate that we will spend between $0.8 million and $2.7 million more for the trials related to the development of our antifolate compounds in 2009, depending on the availability of additional financial resources. Assuming regulatory approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2012.

I-3D Portfolio. From inception through March 31, 2009, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and indentify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Although we have no formalized selling activities, in the first quarter of 2009 we incurred sales and marketing expenses primarily related to compensation and related costs and legal expenses related to our intellectual property. Similar expenses were incurred in 2008 along with approximately $0.1 million in costs for the printing of a publication supplement regarding NOH and the related use of droxidopa.

General and administrative expenses. The $0.2 million increase in general and administrative expenses primarily consists of an increase of approximately $0.1 million in compensation and related expenses, including the addition of personnel during the second half of 2008. The remainder of the increase consists of increases in other categories of spending during the period including office rent, related to our new headquarters facility, and professional fees. Franchise tax expense decreased during 2009 due to our operating losses incurred in 2008 and the related decrease in our stockholders’ equity.

Interest income. At March 31, 2009, we had cash and cash equivalents of $19.6 million and investments, classified as short-term and long-term with a par value of approximately $23.2 million. Although the funding received from the sale and redemption of ARS along with additional funding under the UBS line of credit allowed us to maintain a higher than expected average cash and investments level over the period, the average cash and investment level during the first quarter of 2009 was significantly lower than the level for the same period of 2008. When those lower average levels are combined with a general reduction in interest rates and a shift of our holdings, other than ARS, into Treasury funds and similar investments, interest earned decreased by $0.6 million.

Other income and expense. During the quarter ended March 31, 2009, we recorded a gain of $0.09 million on the recovery of previously recorded impairment losses on ARS of $0.3 million that were redeemed at par. In addition, based on a fair value analysis, we recorded a gain on our ARS Rights with UBS of $0.2 million, reflecting the full funding of those ARS holdings at par value through the amended line of credit agreement. For the same period of 2008, we recorded an other-than-temporary loss on impairment of our investments in ARS of $1.6 million.

Liquidity and Capital Resources

From inception to March 31, 2009, we have incurred an aggregate net loss of approximately $77.2 million as a result of expenses similar in nature to those described above.

As of March 31, 2009, we had working capital of approximately $17.3 million, cash and cash equivalents of approximately $19.6 million, short-term investments with a fair value of approximately $8.0 million and investments classified as long-term under the terms of a settlement agreement of approximately $11.6 million. We have financed our operations primarily through sales of our stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities and proceeds from our line of credit with UBS, offset by funds utilized for operating and investing activities.

Auction Rate Securities

At March 31, 2009, our short-term investments of $8.0 million and our long-term investments of $11.6 million consisted of the fair value of principal invested in certain ARS and the fair value of the ARS Rights. The ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction on 28 or 35 day cycles. Although the monthly auctions had historically provided a liquid market for these securities, in early 2008, with the liquidity issues in the global credit and capital markets, auctions for these, and similar, securities began to fail and by March 2008, market activity had essentially ceased. Our investments in these securities represent interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us includes mortgage, credit card or insurance securitizations. As of March 31, 2009, our ARS holdings had a par value of approximately $23.2 million and all but approximately $4.4 million were AAA/Aaa rated and insured by the Federal Family Education Loan Program (FFELP) and/or over-collateralized by more than 10%. Of the remaining $4.4 million, all were collateralized at 100% and, consistent with our investment policy, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings.

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

While BA announced a settlement with various regulatory agencies in October 2008, such settlement had no specific commitments to assist us in achieving liquidity in our ARS holdings at BA. It did indicate that BA would use its best efforts to provide liquidity to institutional investors and business customers with accounts valued at $15 million or more, though no specific guidance on how this was to be accomplished was given. In January 2009, we were able to successfully liquidate our holding in Mississippi Higher Ed ARS, with a par value of $2.5 million, on the secondary markets at 83% of its par value, or for $2.075 million. In addition, during the first quarter of 2009, we did received proceeds for partial redemptions, at par value, of certain of our ARS holdings of $0.3 million.

Subsequent to March 31, 2009, we were notified that BA had agreed to purchase all of our ARS holdings at 100% of par value, or $11.6 million, no later than June 5, 2009. In addition, they had also agreed to refund to us, by May 15, 2009, the $0.4 million realized loss we incurred in January 2009 upon the sale of our $2.5 million par value ARS holding in Mississippi Higher Ed Assistance Corp. However, as this agreement was entered into subsequent to March 31, 2009, it was not a factor in our review and investigation of fair value at March 31, 2009. Taking into consideration the status of the ARS market, the complexities of the market and the valuation factors as set forth in the guidelines of SFAS 157, we completed our review of fair value at March 31, 2009 through an analysis of data, obtained from various sources. At March 31, 2009 we continued to treat these ARS as available-for-sale investments and as a current asset on our consolidated balance sheet. Based on our estimate of the fair value, we determined that the fair value of these ARS had not decreased from the fair value of approximately 68.9% of par value we had previously recorded at December 31, 2008. As a result, no additional other-than-temporary impairment loss was recorded during the quarter ended March 31, 2009.

During the fourth quarter of 2008, we finalized the details of our settlement agreement with UBS under the published terms accepting the terms of the settlement agreement from UBS for ARS Rights (the “ARS Rights”) for our illiquid ARS holdings maintained at UBS as of February 13, 2008. The ARS Rights provide us with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expire on July 2, 2012. UBS also agreed that an affiliate would provide us with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of our ARS holdings as of October 31, 2008. In November 2008, we finalized and submitted documents to UBS to initiate the line of credit account and received a wire transfer into our cash operating account in December 2008 of approximately $7.3 million and recorded a corresponding long-term liability. Subsequently, in March 2009, the line of credit was amended to provide us with a credit line of up to $11.575 million, including the $7.3 million outstanding at December 31, 2008, with our UBS ARS investments remaining pledged as collateral. In March 2009, we requested and received additional funding under the line of credit of approximately $4.3 million and have recorded a payable of $11.6 million as of March 31, 2009.Though the loan is payable on demand, if the UBS affiliate should exercise its right to demand repayment of any portion of the loan prior to the date we can exercise our ARS Rights, UBS and its affiliates would be required to arrange for alternative financing on terms and conditions substantially the same as those contained in the line of credit agreement. If alternative financing cannot be established, then UBS AG, or one of its affiliates, will purchase our pledged UBS ARS at par. As a result, the loan and any alternative financing will not be payable by us prior to the time that we are able to exercise our UBS ARS Rights in accordance with our agreement with UBS and is, accordingly, classified as a long-term liability as of March 31, 2009. We expect to repay the line of credit with the proceeds from the exercise of those ARS Rights. Proceeds of any sales of our UBS ARS will first be applied to repayment of the line of credit with the balance, if any, deposited into our account.

Based on our estimate of fair value, utilizing a discounted cash flow model that approximates the values determined by UBS under their independent methodology, no additional other-than-temporary impairment charge for the quarter ended March 31, 2009 was deemed necessary. In addition, we recorded other income and a corresponding increase in the long-term asset of $0.2 million for the increase in the fair value of the ARS Rights recognized upon the full funding of par value under our line of credit. As of March 31, 2009, the fair value of our ARS holdings combined with the fair value of our ARS Rights total 100% of the par value of all ARS holdings at UBS.

The valuation of our ARS investment portfolio is sensitive to market conditions and is based on our best estimate given the facts available at the balance sheet date. The assumptions we utilized in the estimate of fair value have been difficult to predict and the resulting fair value estimate has been subject to fluctuation.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our efforts to secure opportunities for strategic alliances. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing or strategic alliances. We believe that currently available capital resources, including full liquidity with regards to investments in ARS, will be sufficient to meet operating needs into the second quarter of 2010. We continue to actively pursue additional sources of liquidity, including but not limited to, strategic relationships, out-licensing of our products, public or private sales of equity or debt and other sources. Such strategic relationships or out-licensing arrangements might require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourself. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. From inception through March 31, 2009 we had losses of $77.2 million. We had net losses of $7.5 million and $8.7 million for the quarters ended March 31, 2009 and 2008, respectively, and we anticipate losses at least through 2010 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of our drug candidates.

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

Should we raise additional funds by selling shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or curtail operations. Moreover, if we do not obtain additional financing or other liquidity by mid-2009, we would expect to delay certain discretionary development activity and certain activities otherwise planned for the commercialization of droxidopa in the US market. As a result, our business, financial condition and results of operations would be materially harmed.

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At March 31, 2009, a portion of our cash was maintained in non-interest bearing accounts at federally insured financial institutions that, under the Temporary Liquidity Guarantee Program, are fully insured by the Federal Deposit Insurance Commission. In addition, we maintained funds on deposit that were invested primarily in Treasury funds with an average maturity under 90 days. Our investments consist of ARS with long-term nominal maturities for which the interest rates are reset through a dutch auction each month or, should those auctions fail, as determined by contractual obligation. All deposits and investments to date have been made in U. S. dollars and accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. To assess our interest rate risk, we performed a sensitivity analysis projecting potential future interest earnings on investments in which we estimated the impact of a 1%, or 100 basis point, increase or decrease in our average interest rate over a 12 month time horizon. This analysis resulted in a potential effect of approximately $210,000 on the interest earned on investments.

At March 31, 2009, we had investments in ARS with par value of $23.2 million and an estimated fair value of $17.4 million and ARS Rights with an estimated fair value of $2.2 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, liquidity issues since February 2008 have virtually shut down most active market transactions for ARS. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the FFELP. None of the ARS investments in our portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced recently in global credit and capital markets have prevented us from liquidating our ARS investments as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand related to the ARS auctions is expected to continue, we have successfully completed settlements for all of our ARS holdings and have received, or soon will receive, funding equivalent to 100% of the par value of our investments in ARS.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in internal control over financial reporting.

Management has determined that, as of March 31, 2009, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information

Effective May 4, 2009, we entered into a settlement agreement with BA whereby BA agreed to purchase, at par value, all of our investments in ARS that were held at BA on the date of the agreement. Per the terms of the agreement, such purchase will occur no later than June 5, 2009. In addition, BA agreed to reimburse us, by May 15, 2009, for the $0.4 million loss incurred in January 2009 upon disposition of our $2.5 million par value ARS in Mississippi Higher Ed Assistance Corp. Pursuant to the agreement we waived any claims against BA related to the purchase and sale of the ARS.

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

Chelsea Therapeutics International, Ltd.

Date: May 5, 2009	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and Chief Financial Officer