Form 10-Q
period 2009-06-30
Chelsea Therapeutics International, Ltd.
filed 2009-08-05
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of August 4, 2009 there were 33,436,479 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,340,455	$21,532,553
Short-term investments	11,550,000	10,305,745
Prepaid contract research and manufacturing	589,291	625,377
Other prepaid expenses and other current assets	203,160	101,861

Total current assets	36,682,906	32,565,536
Property and equipment, net	129,004	159,189
Long-term investments	—	11,328,768
Other assets	76,950	76,950

	$36,888,860	$44,130,443

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,756,242	$4,304,283
Accrued compensation and related expenses	449,094	579,875
Accrued contract research and manufacturing	9,115,879	7,029,838
Other accrued expenses	362,892	391,082
Line of credit payable	11,550,000	—

Total current liabilities	24,234,107	12,305,078
Line of credit payable	—	7,277,468

Total liabilities	24,234,107	19,582,546

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 60,000,000 and 45,000,000 shares authorized, respectively and 30,111,479 and 30,111,479 shares issued and outstanding, respectively	3,011	3,011
Additional paid-in capital	95,134,734	94,316,239
Deficit accumulated during the development stage	(82,482,992)	(69,771,353)

Total stockholders’ equity	12,654,753	24,547,897

	$36,888,860	$44,130,443

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from April 3, 2002 (inception) to June 30, 2009
	2009	2008	2009	2008
Operating expenses:
Research and development	$8,095,786	$6,369,029	$14,602,692	$12,873,861	$68,236,734
Sales and marketing	333,122	404,648	638,422	882,212	4,829,344
General and administrative	982,461	1,000,924	2,024,934	1,857,256	13,741,854

Total operating expenses	9,411,369	7,774,601	17,266,048	15,613,329	86,807,932

Operating loss	(9,411,369)	(7,774,601)	(17,266,048)	(15,613,329)	(86,807,932)
Interest income	115,823	457,598	231,497	1,187,046	4,431,455
Interest expense	(40,821)	—	(67,575)	—	(106,515)
Other income (expense)	4,052,995	—	4,390,487	(1,566,246)	—

Net loss	$(5,283,372)	$(7,317,003)	$(12,711,639)	$(15,992,529)	$(82,482,992)

Net loss per basic and diluted share of common stock	$(0.18)	$(0.24)	$(0.42)	$(0.53)

Weighted average number of basic and diluted common shares outstanding	30,111,479	29,988,944	30,111,479	29,973,319

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2009	30,111,479	$3,011	$94,316,239	$(69,771,353)	$24,547,897

Stock-based compensation	—	—	818,495	—	818,495

Net loss	—	—	—	(12,711,639)	(12,711,639)

Balance at June 30, 2009	30,111,479	$3,011	$95,134,734	$(82,482,992)	$12,654,753

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		Period from April 3, 2002 (inception) to June 30, 2009
	2009	2008
Operating activities:
Net loss	$(12,711,639)	$(15,992,529)	$(82,482,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	818,495	652,679	3,500,490
Depreciation and amortization	35,525	20,185	195,998
Stock issued for license agreement	—	150,000	575,023
Non-cash interest expense	—	—	34,020
(Gain on recovery) other-than-temporary impairment of short-term and long-term investments	(4,390,487)	1,566,246	—
Gain on disposition of assets	—	—	(2,208)
Fair value of warrants for finder’s agreement	—	—	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(65,213)	(441,495)	(792,451)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	509,811	3,496,909	12,235,015
Accrued compensation and related expenses	(130,781)	(193,274)	449,094

Net cash used in operating activities	(15,934,289)	(10,741,279)	(65,854,261)

Investing activities:
Acquisitions of property and equipment	(5,341)	(153,965)	(326,473)
Proceeds from sale of assets	—	—	3,677
Purchases of investments	—	—	(49,538,336)
Redemptions and sales of investments	14,475,000	2,359,493	37,988,336
Security deposits	—	—	(76,950)

Net cash provided by (used in) investing activities	14,469,659	2,205,528	(11,949,746)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from borrowings from line of credit	4,272,532	—	11,550,000
Proceeds from exercise of stock options	—	—	80,729
Proceeds from exercise of common stock warrants	—	5,040	299,080
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	—	5,733	88,865,028
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	4,272,532	10,773	102,144,462

Net increase (decrease) in cash and cash equivalents	2,807,902	(8,524,978)	24,340,455
Cash and cash equivalents, beginning of period	21,532,553	34,076,217	—

Cash and cash equivalents, end of period	$24,340,455	$25,551,239	$24,340,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,575	$—	$72,495

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

AS OF JUNE 30, 2009

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 4, 2009 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

The accompanying financial statements have been prepared assuming the Company will continue operations into next year, contemplating the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities. The Company has sustained operating losses since its inception and expects that such losses could continue over the next several years. Management believes that currently available capital resources, along with the funds raised in a registered direct offering in July 2009 (see Note 8), will be sufficient to meet operating needs, including costs related to the commercialization of droxidopa, into the third quarter of 2010. The Company continues to actively pursue additional sources of liquidity in anticipation of ongoing needs for operations. Potential sources of additional liquidity might include strategic relationships,

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

(Unaudited)

out-licensing of the Company’s products, public or private sales of equity or debt and other sources. Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations.

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

Investments

Investments consist of investments in auction rate securities, or ARS. ARS are generally long-term debt instruments for which interest rates are reset through a dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. The Company accounts for such investments utilizing Statement of Financial Accounting Standards No. 115, as amended (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that the Company evaluate whether an event or change in circumstances has occurred during the period that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”) at the balance sheet date. If an impairment indicator is present, the Company performs an analysis based on factors as prescribed by Statement of Financial Accounting Standards No. 157, as amended (“SFAS 157”), Fair Value Measurements, to determine the fair value of such investments at the balance sheet date. If a decline in value had occurred, further analyses would be performed to determine whether such decline is temporary or other-than-temporary. If it is determined that the decline in value is other-than-temporary, then an impairment loss would be recognized in operations and the fair value of such investments would be reflected on the consolidated balance sheet.

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

AS OF JUNE 30, 2009

(Unaudited)

SFAS 159 provides an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 165, “Subsequent Events” (SFAS 165). SFAS 165 provides guidance on how to report recognized and unrecognized subsequent events, provides guidelines on the timing of evaluations for disclosure of subsequent events and requires additional disclosures around the Company’s evaluation of subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and became effective for the Company on June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP 115-2). FSP 115-2 changed existing accounting requirements for other-than-temporary impairment for debt securities and is effective for interim and annual financial periods ending after June 15, 2009 and became effective for the Company on June 30, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset and Liability have significantly decreased and Identifying Transactions that are not Orderly” (FSP 157-4). FSP 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. It also provides guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual financial periods ending after June 15, 2009 and became effective for the Company on June 30, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FSP 107-1 extends the disclosure requirements of SFAS 107 to interim financial statements of publicly traded companies as defined in APB Opinion No. 28. FSP 107-1 is effective for interim and annual financial periods ending after June 15, 2009 and became effective for the Company on June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes a hierarchy of generally accepted accounting principles making the FASB Accounting Standards Codification the single source of authoritative United States accounting and reporting standards for all nongovernmental entities. SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009 and will become effective for the Company on September 30, 2009. The Company currently believes that the adoption of SFAS 168 will not have a material impact on its consolidated financial position or results of operations.

NOTE 2	AUCTION RATE SECURITIES

At June 30, 2009, the Company held investments in student-loan backed ARS with an aggregate par value of $11.55 million, classified as trading securities based on the terms of a settlement agreement reached during 2008. Trading securities are carried at estimated fair value, based on available information. As the terms of the settlement agreement allows these securities to be redeemed by, at the earliest, June 30, 2010, and it is the Company’s intent to redeem those securities at that date, they were reclassified from long-term investments to short-term investments at June 30, 2009.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

(Unaudited)

In addition, at March 31, 2009, the Company held investments in student-loan backed ARS, classified as available-for-sale securities and short-term investments, with an aggregate par value of approximately $11.6 million. These ARS were redeemed at full par value during the quarter ended June 30, 2009.

The Company’s remaining ARS investments represent interests in collateralized debt obligations supported by pools of student loans and none are collateralized by mortgage, credit card or insurance securitizations. All but approximately $4.4 million of the par value of the Company’s investments in ARS were AAA/Aaa rated, fully backed by the FFELP and/or over-collateralized. Of the remaining $4.4 million of investments at par value, all were collateralized at 100% or greater and, consistent with the Company’s investment policy at the time of purchase, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings. During the three and six month periods ended June 30, 2009, the Company has not been notified of any modification to the credit ratings of the underlying issuing agencies for any of the investments held at June 30, 2009.

On December 31, 2008, the Company held total investments in ARS with a par value of approximately $26 million. Of these holdings, approximately $14.5 million were classified as available-for-sale. During the three months ended June 30, 2009, the Company received proceeds of $12.1 million related to redemptions of its available-for-sale ARS. During the six months ended June 30, 2009, the Company received proceeds of $14.5 million, including $0.4 million from partial redemptions at par, $11.6 million from full redemptions at par under a settlement agreement, $2.1 million for the sale of its $2.5 million par value position in Mississippi Higher Ed Assistance Corp. in a secondary market transaction and $0.4 million as reimbursement of the loss on that secondary market transaction under a settlement agreement. The Company’s ARS investments, classified as available-for-sale and held at Banc of America Securities LLC (BA) as of March 31, 2009, were redeemed at full par value during the quarter ended June 30, 2009. Such redemption resulted in the Company recording a gain of approximately $4.1 million from the recovery of the other-than-temporary impairment that the Company had recorded against these investments during 2008. During the three and six months ended June 30, 2008, the Company recorded an other-than-temporary impairment loss related to its available-for-sale investments of approximately $0.7 million.

The par value of the Company’s remaining ARS investments, classified as trading securities and held at UBS Financial Services, Inc. (UBS), as of June 30, 2009 was $11.55 million and as of December 31, 2008 was approximately $11.6 million. During the fourth quarter of 2008, the Company finalized the details of its settlement agreement related to those ARS held at UBS and accepted the terms for ARS Rights (the “ARS Rights”) for the illiquid ARS holdings maintained at UBS as of February 13, 2008. The ARS Rights provide the Company with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expire on July 2, 2012. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of ARS at any time up until June 30, 2010, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradable and will not be quoted or listed on any securities exchange or any other trading network.

UBS also agreed that an affiliate would provide the Company with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of its ARS holdings. Under the terms of the line of credit agreements the Company received funds in December 2008 and March 2009 and recorded a corresponding liability at June 30, 2009 of $11.55 million. Though the loan is payable on demand, if the UBS affiliate should exercise its right to demand repayment of any portion of the loan prior to the date the Company can exercise its ARS Rights, UBS and its affiliates would be required to arrange for alternative financing on terms and conditions substantially the same as those contained in the line of credit agreement. If alternative financing cannot be established, then UBS AG, or one of its affiliates, will purchase the Company’s pledged UBS ARS at par. As a result, the loan and any alternative financing will not be payable by the Company prior to the time that is it able to exercise its ARS Rights in accordance with its agreement with UBS and, accordingly, the liability is classified as a short-term liability at June 30, 2009. The Company expects to repay the line of credit with the proceeds from the exercise of those ARS Rights. Proceeds of any sales of the Company’s UBS ARS will first be applied to repayment of the line of credit with the balance, if any, deposited into its account.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

(Unaudited)

As the ARS Rights represent a separate freestanding contract between the Company and UBS and are not transferable to a subsequent buyer, the existence of the ARS Rights had no effect upon the determination of fair value for the ARS at June 30, 2009. In 2008, recognizing that the ARS Rights act as an economic hedge against any further price movement in those ARS holdings, the Company elected the fair value option under SFAS 159 to mitigate volatility in reported earnings due to the relationship between the ARS Rights and the ARS. The Company will adjust the ARS Rights to fair value at each financial statement date with corresponding changes in fair value reported in earnings. Simultaneously, the Company elected a one-time transfer of the ARS covered under the settlement agreement with UBS from the available-for-sale category to the trading category recognizing the unprecedented failure of the entire market for ARS. This election allows all future movements in the fair value of the ARS to be reported in earnings, creating relative accounting symmetry with the ARS Rights until the settlement is realized. The ARS Rights are recorded at fair value in accordance with SFAS 159 and are classified as short-term investments on the consolidated condensed balance sheet as of June 30, 2009. Finally, based on the terms of the settlement agreement and the earliest exercise date for the ARS Rights, the Company has classified its investments in the UBS ARS as short-term investments at June 30, 2009.

For those ARS held at UBS under the settlement agreement, the Company believes that normal discounted cash flow modeling continues to have limited validity under current market conditions as the interest rates currently associated with the majority of these securities are not truly a factor of value. The ARS continue to pay interest according to their stated terms. However, the application of additional discount factors related to issuer credit ratings, percentage of FFELP or insurance wraps, etc. does make modeling such discounted cash flows feasible and the Company determined that it should review the valuation for the UBS ARS based on those factors. The Company assigned risk component factors, utilized a liquidity discount of 300 basis points to reflect the continuing weakness in the market and utilized a five-year life for these assets. In addition, for establishing the fair value of the ARS Rights as of June 30, 2009, the Company determined that, as the line of credit had been fully funded at 100% of the par value of the Company’s ARS holdings at UBS, discount factors should no longer be applied related to counterparty performance risk and the time value of money in a discounted cash flow methodology and that the fair value of the ARS Rights of approximately $2.2 million and the fair value of the ARS of approximately $9.35 million, in the aggregate, should total 100% of the par value of the ARS held at UBS.

As a result of the analysis of fair value, the Company recorded no additional trading loss related to its trading securities nor any corresponding adjustment to the fair value of its ARS rights during the quarter ended June 30, 2009. In addition, the Company recorded a gain of approximately $0.2 million during the six months ended June 30, 2009 related to the increased value of the ARS rights due to the additional funding received under the line of credit and the resulting elimination of any performance risk associated with the settlement. For the three and six months ended June 30, 2008, the Company had recorded an other-than-temporary impairment loss related to its trading securities, that were then classified as available-for-sale securities, of approximately $0.8 million.

NOTE 3	FAIR VALUE MEASUREMENTS

As stated in “Note 1. Summary of Significant Accounting Policies and Nature of Operations”, on January 1, 2008, the Company adopted the methods of determining fair value as described in SFAS 157 to value its financial assets and liabilities. In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As normal trading activity within public markets for ARS ceased during the quarter ended March 31, 2008 and had not resumed with any regularity at June 30, 2009, there continues to be an absence of observable market quotes (level 1 inputs). Trading activity in the secondary markets for ARS is not sufficiently active and the resulting data (as specified under SFAS 157) does not qualify as appropriate level 2 inputs. Data points that are available do not technically qualify as level 2 inputs and have been characterized as unobservable (level 3) inputs, along with other inputs including fair value information provided by UBS on the Company’s ARS holdings with UBS (based on percentage of collateralization, assessments of counterparty credit quality, default risk underlying the security, the mix of FFELP loans and private loans) and overall capital market liquidity.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

(Unaudited)

The following fair value hierarchy table categorizes information regarding assets measured at fair value on a recurring basis:

Assets Measured at Fair Value on a Recurring Basis

(in thousands)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2009
Cash and Treasury funds	$24,340	$—	$—	$24,340
Auction rate securities (1)	—	—	9,335	9,335
ARS Rights (Note 2)	—	—	2,215	2,215

	$24,340	$—	$11,550	$35,890

(1) Auction rate securities classified as trading and as short-term investments. The method used to estimate the fair value of these investments is more fully explained in Note 2.

The Company’s assets that were measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2009 consisted of its investments in ARS and its ARS Rights. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the six months ended June 30, 2009 (in thousands):

Balance as of December 31, 2008	$21,634
Redemptions	(12,309)
Sales on secondary market	(2,075)
Increase in fair value of ARS Rights	247
Realized gains on redemption	4,053
Transfers in and/or out of Level 3	—

Balance as of June 30, 2009	$11,550

The valuation of the Company’s ARS investment portfolio has been sensitive to market conditions and is based on management’s best estimate given the facts available at the time of the estimate. The assumptions utilized in the estimate of fair value have been difficult to predict and the resulting fair value estimates have been subject to fluctuation. However, with the Company’s recent success in gaining full liquidity on its ARS holdings at both UBS and BA, the risk of such fluctuations are effectively offset by corresponding changes in the fair value of the ARS Rights.

NOTE 4	STOCK-BASED COMPENSATION

The Company has a stock incentive plan, as amended (the “Plan”) under which incentive stock options for 5,000,000 shares of the Company’s $0.0001 par value common stock (the “common stock”) may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended June 30, 2009, the Company granted stock options to an employee for the purchase of 47,890 shares of its common stock with an exercise price of $1.85 per share, a grant date fair value of $1.25 per share and an intrinsic value as of June 30, 2009 of approximately $0.1 million. During the three months ended June 30, 2008, the Company granted stock options to employees and non-employee directors for the purchase of 180,000 shares of its common stock with a weighted average exercise price of approximately $5.20 per share and a weighted average grant date fair value of

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

(Unaudited)

approximately $2.92 per share with each grant having an exercise price greater than the market value at June 30, 2009, resulting in no intrinsic value as of that date.

During the six months ended June 30, 2009 and 2008, the Company granted stock options to employees and non-employee directors for the purchase of 808,290 and 805,000 shares of its common stock, respectively. The grants made during the six months ended June 30, 2009 had a weighted average exercise price of approximately $1.72 per share, a weighted average grant date fair value of approximately $1.12 per share and an aggregate intrinsic value at June 30, 2009 of approximately $2.0 million. The grants made during the six months ended June 30, 2008 had a weighted average exercise price of approximately $6.16 per share and a weighted average grant date fair value of approximately $3.44 per share with each grant having an exercise price greater than the market value at June 30, 2009, resulting in no intrinsic value as of that date.

Each option granted to employees and non-employee directors during the three and six months ended June 30, 2009 and 2008 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.03%	2.66% to 3.73%	1.61% to 2.03%	2.66% to 3.73%
Expected life of options	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%
Expected volatility	85.14%	63.55%	80.96% to 85.14%	63.55%
Estimated forfeitures	0%	0%	0%	0%

The Company recorded compensation expense for the three and six months ended June 30, 2009 of $412,361 and $818,495, respectively and compensation expense for the three and six months ended June 30, 2008 of $369,742 and $652,679, respectively, in conjunction with option grants made to employees and non-employee directors. As of June 30, 2009, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $3.6 million, which it expects to recognize over a remaining average period of 2.2 years.

As of June 30, 2009, there were 3,682,930 options outstanding under the Plan with a weighted average remaining contractual life of 7.6 years and a weighted average exercise price of approximately $3.79 per share. Of these, options for 1,787,994 shares had vested and were exercisable at June 30, 2009 with a weighted average remaining contractual life of 6.5 years and a weighted average exercise price of approximately $3.62 per share.

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of June 30, 2009 for those awards that have an exercise price below the quoted closing price. As of June 30, 2009, there were options outstanding to purchase an aggregate of 2,216,319 shares with an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of $4.0 million. Of those, options for 1,256,008 shares had vested and had an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of $1.9 million.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

(Unaudited)

During the three and six months ended June 30, 2009 and 2008, no options were exercised. During the six months ended June 30, 2008, unvested options for 109,375 shares were forfeited by board members that resigned during that period.

NOTE 5	LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2009 and 2008 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,863,379 and 7,166,246 shares, respectively.

NOTE 6	EXERCISE OF COMMON STOCK WARRANTS

No warrants were exercised during the three and six months ended June 30, 2009.

During the three months ended June 30, 2008, various warrant holders exercised rights to purchase 31,794 shares of the common stock of the Company, with an average exercise price of approximately $3.04 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 14,469 shares of its common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise. During the six months ended June 30, 2008, various warrant holders exercised rights to purchase 100,487 shares of the common stock of the Company, with an average exercise price of approximately $2.91 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 57,983 shares of its common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise.

In January 2008, a warrant holder exercised the right to purchase 1,200 shares of the common stock of the Company at an exercise price of $4.20 per share pursuant to a cash exercise whereby the Company recorded proceeds of $5,040.

NOTE 7	LICENSING AGREEMENTS

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase 2 study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000 that had been accrued at March 31, 2009. The Company is required to make additional payments upon the achievement of specific development and regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Future potential milestone payments total approximately $1.3 million and there are no minimum royalties required under the agreement.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

(Unaudited)

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase 3 study and has remaining potential future milestone payments, subject to the Company’s right to terminate the license agreement, totaling $3.25 million. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Based on work performed by DSP as of June 30, 2009, the Company had recorded expense of approximately $3.3 million and had a remaining accrued liability of $2.1 million.

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

NOTE 8	SUBSEQUENT EVENTS

Upon adoption of SFAS 165 and for the period ended June 30, 2009, the Company evaluated events that occurred after June 30, 2009, the balance sheet date, through August 5, 2009, the date that financial statements were issued.

On July 1, 2009, the Company granted options for the purchase of 20,000 shares of its common stock to a newly-hired employee. The options have an exercise price of $4.39 per share (the closing market value of the Company’s stock on the date of grant) and a grant date fair value of $3.04 per share.

On July 23, 2009, the Company granted options for the purchase of 35,000 shares of its common stock to a newly-appointed member of the board of directors. The options have an exercise price of $5.25 per share (the closing market value of the Company’s stock on the date of grant) and a grant date fair value of $3.64 per share.

As a result of these two option grants, the Company’s unrecognized compensation expense will increase by approximately $0.2 million.

On July 28, 2009, the Company raised gross proceeds of approximately $13.3 million through the sale of 3,325,000 shares of its common stock. These shares were offered pursuant to the Company’s shelf registration statement, as amended effective July 22, 2009 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, as filed with the Securities and Exchange Commission under which the Company may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $62,218,060. There is no more availability under this shelf registration. In

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

(Unaudited)

connection with this offering, the Company received net proceeds, after deducting placement fees and offering expenses, of approximately $12.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Item 1A. Part 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we are developing a novel therapeutic agent for the treatment of neurogenic orthostatic hypotension (“NOH”) and related conditions and diseases along with our development of prescription products for multiple autoimmune disorders including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

We are currently focusing the majority of our drug development resources on two clinical stage development projects: droxidopa for symptomatic neurogenic hypotension and other potential indications; and our portfolio of non-metabolized antifolate compounds for the treatment of rheumatoid arthritis. Droxidopa, our most advanced investigational product candidate, is an orally active synthetic precursor of norepinephrine. It is being developed for the treatment of NOH and is currently approved and marketed in Japan for the treatment of symptomatic orthostatic hypotension, freezing of gait in Parkinson’s disease and intradialytic hypotension (“IDH”). During 2007, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to droxidopa for the treatment of NOH and the European Medicines Agency, or EMEA, granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure and patients with Multiple Systems Atrophy. Droxidopa is currently being studied for the treatment of NOH in two double-blind pivotal Phase III trials designed to compare droxidopa to placebo at multiple sites in North America, Europe and Australia. We reached our targeted enrollment in our first study in late June 2009 and expect to announce preliminary data on this study and reach target enrollment in the second study in the third quarter of 2009. Full data from the two studies is expected later in 2009 and we anticipate submitting a new drug application to the FDA in the fourth quarter of 2009. In March 2009, we announced positive results from a preliminary analysis of the completed double-blind, placebo controlled Phase II trial of Droxidopa for the treatment of IDH. Droxidopa demonstrated benefit and indication of dose response in multiple measures of IDH, particularly in alleviating serious adverse events and complications, such as dialysis disruption. In addition, an ongoing Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia began in early 2009, under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency.

In addition to droxidopa, we are currently developing a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051. In March 2009, we announced positive results from a preliminary analysis of the recently completed Phase II head-to-head clinical trial of CH-1504 for the treatment of rheumatoid arthritis. This trial was designed to compare the efficacy and tolerability of CH-1504 against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. The preliminary analysis showed comparable ACR20/50/70 response rates to patients treated with 0.25mg, 0.50mg and 1.0mg of CH-1504 against patients treated with a standard 20mg oral dose of methotrexate. In addition, the efficacy of CH-1504 was associated with improved tolerability and reduced heptatoxicity compared with methotrexate. In April 2009, we announced positive findings from our Phase I study of CH-4051, the L-isomer of CH-1504. Data from this single and multiple ascending dose study demonstrated that CH-4051 is safe and well tolerated up to a maximally tolerated dose of 7.5mg. Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates although we could potentially generate revenue by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market any such products until, at the earliest, the second half of 2010. Currently, development expenses are being funded with proceeds from equity financings completed in December 2004, February 2006, March 2007, November 2007 and July 2009. To the extent we move our products into additional clinical trials and expand our commercialization and marketing efforts for droxidopa, our need to finance operating costs will continue. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development and/or commercialization of the products.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	$ Increase	% Change
Research and development expense	$8,096	$6,369	$1,727	27%
Sales and marketing expense	333	405	(72)	-18%
General and administrative expense	982	1,001	(19)	-2%
Interest income	116	458	(342)	-75%
Interest expense	(41)	—	(41)	100%
Other income (expense)	4,053	—	4,053	100%

Research and development expenses increased in the second quarter of 2009 when compared to the same period of 2008. We continue to incur significant expenses associated with extensive clinical testing programs with the main focus in 2009 on our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa, including our ongoing pivotal Phase III trials in NOH and Phase II trial in fibromyalgia. The primary expenditures in 2008 related to our then ongoing Phase II trial in rheumatoid arthritis for CH-1504 and costs associated with the start of our pivotal Phase III trials in NOH for droxidopa. Also contributing to our expenses are compensation and related costs, including the costs of personnel added in the second half of 2008. As a percentage of operating expenses, research and development costs were 86% for the three months ended June 30, 2009 and 82% for the three months ended June 30, 2008.

From inception through June 30, 2009, cumulative research and development expenses related to our major research and development projects were approximately $68.2 million and are detailed as follows:

(in thousands)

	Six months ended June 30,		Inception Through June 30,
	2009	2008	2009
Antifolates	$1,300	$4,900	$25,100
Droxidopa	13,300	8,000	40,600
I-3D	—	—	2,500

	$14,600	$12,900	$68,200

Droxidopa. From inception through June 30, 2009, we had spent approximately $40.6 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $8.5 million more to complete our Phase III clinical trials and other development work through to approval of a New Drug Application, or NDA, from the FDA, excluding costs associated with regulatory applications, milestone payments and initial commercial inventory. Assuming regulatory approval for marketing, we currently estimate launch of this product and initial sales or royalty revenue from it no sooner than 2010. In addition to the spending requirements above, we plan spending approximately $1.0 million in the second half of 2009 for clinical proof of concept studies in other indications, our once-daily formulation and other droxidopa related programs.

Antifolates. From inception through June 30, 2009, we had spent approximately $25.1 million in research and development expenses on our portfolio of antifolates. We currently intend to seek a partner to assist us in the development of our antifolates after the completion in March 2009 of Phase II proof-of-concept studies for CH-1504 in rheumatoid arthritis and our Phase 1 dosing evaluation in CH-4051, completed in April 2009. However, we may choose to conduct additional Phase II studies starting in 2010 if we believe it will significantly enhance the value of this portfolio and if funding is available. We estimate that we will spend approximately $0.4 million more for the development of our antifolate compounds in 2009. Assuming regulatory approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2013.

I-3D Portfolio. From inception through June 30, 2009, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and indentify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Although we have no formalized selling activities, in the second quarter of 2009 we incurred sales and marketing expenses primarily related to compensation and related costs and legal expenses related to our intellectual property. Similar expenses were incurred in 2008 along with approximately $0.1 million in costs for a pricing study related to droxidopa.

General and administrative expenses. General and administrative expenses remained flat reflecting minor increases in compensation and related expenses, office rent related to our headquarter facility and printing costs, offset by minor reductions in travel expenses and franchise tax expense. Franchise tax expense decreased during 2009 due to our operating losses incurred in 2008 and the related decrease in our stockholders’ equity.

Interest income. At June 30, 2009, we had cash and cash equivalents of $24.3 million and short-term investments of $11.55 million. Although the funding received from the sale and redemption of ARS along with additional funding under the UBS line of credit allowed us to maintain a higher than expected average cash and investments level over the period, the average cash and investment level during the first quarter of 2009 was significantly lower than the level for the same period of 2008. When those lower average levels are combined with a general reduction in interest rates and a shift of our holdings, other than ARS, into Treasury funds and similar investments, interest earned decreased by $0.3 million.

Other income and expense. During the quarter ended June 30, 2009, we recorded a gain of $4.1 million on the recovery of previously recorded impairment losses on ARS that were redeemed at par. For the same period of 2008, we recorded no adjustments to the fair value of our investments in ARS.

Six Months Ended June 30, 2009 and 2008

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	$ Increase	% Change
Research and development expense	$14,603	$12,874	$1,729	13%
Sales and marketing expense	638	882	(244)	-28%
General and administrative expense	2,025	1,857	168	9%
Interest income	231	1,187	(956)	-81%
Interest expense	(68)	—	(68)	100%
Other income (expense)	4,390	(1,566)	5,956	-380%

Research and development expenses. We continue to incur significant expenses associated with extensive clinical testing programs with the main focus in 2009 on our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa, including our ongoing pivotal Phase III trials in NOH and Phase II trial in fibromyalgia. In addition, we incurred costs associated with our Phase II study of CH-1504 in rheumatoid arthritis, completed in March 2009, and our Phase I dosing study of CH-4051, completed in April 2009. As a percentage of operating expenses, research and development costs increased to 85% for the six months ended June 30, 2009 from 82% for the same period of 2008. During 2008, we continued our development activities, including manufacturing, pre-clinical, Phase I and Phase II activities, for our portfolio of antifolates compounds. A component of our costs in 2008 is related to the ongoing clinical trial for CH-1504 in rheumatoid arthritis and investigational activities for follow-on molecules in our portfolio of antifolates. We also incurred significant costs during 2008 for our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa. During the six months ended June 30, 2009, we incurred a $0.4 million increase in compensation expenses related to these activities.

Sales and marketing expenses. Although we had no formalized selling activities, in 2009 we incurred sales and marketing expenses primarily related to compensation and related expenses and legal expenses related to our intellectual property. During 2008, we incurred expenses of a similar nature in addition to marketing costs for the printing of promotional materials and the costs of a pricing study for droxidopa.

General and administrative expenses. The $0.2 million increase in general and administrative expenses primarily consists of an increase in compensation and related expenses. The remainder of the increase is related to moderate increases in other categories of spending during the period including office rent related to our new headquarters and professional fees for accounting services. Franchise tax expense decreased during 2009 due to our operating losses incurred in 2008 and the related decrease in our stockholders’ equity.

Interest income. At June 30, 2009, we had cash and cash equivalents of $24.3 million and short-term investments of $11.55 million. Although the funding received from the sale and redemption of ARS along with additional funding under the UBS line of credit allowed us to maintain a higher than expected average cash and investments level over the period, the average cash and investment level during 2009 was significantly lower than the level for the same period of 2008. When those lower average levels are combined with a general reduction in interest rates and a shift of our holdings, other than ARS, into Treasury funds and similar investments, interest earned decreased by $1.0 million.

Other expense. During the six months ended June 30, 2009, we recorded a gain of $4.4 million on the recovery of previously recorded impairment losses for ARS that were redeemed at par and an increase in the fair value of our ARS Rights. During the six months ended June 30, 2008, we recorded an other-than-temporary impairment charge related to our investment in ARS of approximately $1.6 million.

Liquidity and Capital Resources

From inception to June 30, 2009, we have incurred an aggregate net loss of approximately $82.5 million as a result of expenses similar in nature to those described above.

As of June 30, 2009, we had working capital of approximately $12.4 million, cash and cash equivalents of approximately $24.3 million and short-term investments of approximately $11.6 million. We have financed our operations primarily through sales of our common stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities and proceeds from our line of credit with UBS, offset by funds utilized for operating and investing activities.

On July 28, 2009, we raised gross proceeds of approximately $13.3 million through the sale of 3,325,000 shares of our common stock at $4.00 per share in a registered direct offering pursuant to our shelf registration statement, as amended effective July 22, 2009 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, as filed with the Securities and Exchange Commission. In connection with this offering, we received net proceeds, after deducting placement fees and offering expenses, of approximately $12.4 million.

Auction Rate Securities

At June 30, 2009, our short-term investments of $11.55 million consisted of the fair value of principal invested in certain ARS and the fair value of the ARS Rights. The ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction on 28 or 35 day cycles. Although the monthly auctions had historically provided a liquid market for these securities, in early 2008, with the liquidity issues in the global credit and capital markets, auctions for these, and similar, securities began to fail and by March 2008, market activity had essentially ceased. Our investments in these securities represent interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us includes mortgage, credit card or insurance securitizations. As of June 30, 2009, our ARS holdings had a par value of $11.55 million and all but approximately $4.4 million were AAA/Aaa rated and insured by the Federal Family Education Loan Program (FFELP) and/or over-collateralized by more than 10%. Of the remaining $4.4 million, all were collateralized at 100% and, consistent with our investment policy at the time of purchase, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings.

Beginning in early February 2008 we have experienced difficulty in liquidating our ARS as the amount of securities submitted for auction has exceeded the market demand and auctions began to fail. When the auctions for these securities fail, the investments are not readily convertible into cash until a future auction is successful, secondary markets emerge, the securities are redeemed by the issuer or they mature.

In January 2009, we were able to successfully liquidate our holding in Mississippi Higher Ed ARS, with a par value of $2.5 million, on the secondary markets at 83% of its par value, or for $2.075 million. In addition, during the six months ended June 30, 2009, we also received proceeds for partial redemptions, at par value, of certain of our ARS holdings of $0.4 million.

Per the terms of our agreement with BA, entered into in May 2009, BA purchased all of our ARS holdings that had been purchased from BA at 100% of par value, or $11.6 million, in June 2009. In addition, BA had also refunded to us, in May 2009, the $0.4 million realized loss we incurred in January 2009 upon the sale of our $2.5 million par value ARS holding in Mississippi Higher Ed Assistance Corp. As such, we recorded a gain of approximately $4.1 million related to the recovery of the previously recorded other-than-temporary impairment for these ARS holdings.

During the fourth quarter of 2008, we finalized the details of our settlement agreement with UBS under the published terms accepting the terms of the settlement agreement from UBS for ARS Rights (the “ARS Rights”) for our illiquid ARS holdings purchased from and maintained at UBS as of February 13, 2008. The ARS Rights provide us with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expire on July 2, 2012. UBS also agreed that an affiliate would provide us with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of our ARS holdings as of October 31, 2008. In November 2008, we finalized and submitted documents to UBS to initiate the line of credit account. In March 2009, the line of credit was amended to provide us with a credit line of up to the full par value of our ARS holdings at UBS and, accordingly, we have fully drawn down the line of credit and have recorded a corresponding liability at June 30, 2009 of $11.55 million. Though the loan is payable on demand, if the UBS affiliate should exercise its right to demand repayment of any portion of the loan prior to the date we can exercise our ARS Rights, UBS and its affiliates would be required to arrange for alternative financing on terms and conditions substantially the same as those contained in the line of credit agreement. If alternative financing cannot be established, then UBS AG, or one of its affiliates, will purchase our pledged UBS ARS at par. As a result, the loan and any alternative financing will not be payable by us prior to the time that we are able to exercise our UBS ARS Rights in accordance with our agreement with UBS. We expect to repay the line of credit with the proceeds from the exercise of those ARS Rights. Proceeds of any sales of our UBS ARS will first be applied to repayment of the line of credit with the balance, if any, deposited into our account. Per the terms of the ARS Rights that allow us to redeem our ARS holdings at UBS on June 30, 2010, at the earliest, we have reclassified the fair value of our ARS holdings at UBS and the fair value of the associated ARS Rights as short-term assets at June 30, 2009. Accordingly, we have also reclassified the liability recorded for the line of credit as a short term liability at June 30, 2009.

Based on our estimate of fair value, utilizing a discounted cash flow model that approximates the values determined by UBS under their independent methodology, no additional trading loss for the six months ended June 30, 2009 was deemed necessary. In addition, we recorded other income and a corresponding increase in the asset of $0.2 million for the increase in the fair value of the ARS Rights recognized upon the full funding of par value under our line of credit. As of June 30, 2009, the fair value of our ARS holdings combined with the fair value of our ARS Rights total 100% of the par value of all ARS holdings at UBS.

The valuation of our ARS investment portfolio is sensitive to market conditions and is based on our best estimate given the facts available at the balance sheet date. The assumptions we utilized in the estimate of fair value have been difficult to predict and the resulting fair value estimate has been subject to fluctuation. However, with our recent success in gaining full liquidity on our ARS holdings at both UBS and BA, the risk of such fluctuations is effectively offset by corresponding changes in the fair value of the ARS Rights.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our commercialization and marketing activities for droxidopa and our efforts to secure opportunities for strategic alliances. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing or strategic alliances. We believe that currently available capital resources, including full liquidity with regards to investments in ARS and the funds raised in a registered direct offering in July 2009, will be sufficient to meet operating needs into the third quarter of 2010. We continue to actively pursue additional sources of liquidity, including but not limited to, strategic relationships, out-licensing of our products, public or private sales of equity or debt and other sources. Such strategic relationships or out-licensing arrangements might require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs. From inception through June 30, 2009 we had losses of $82.5 million. We had net losses of $12.7 million and $16.0 million for the six months ended June 30, 2009 and 2008, respectively, and we anticipate losses at least through 2010 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of our drug candidates.

Actual losses will depend on a number of considerations including:

•	the pace of commercialization and marketing efforts for droxidopa;

•	the pace and success of preclinical development and clinical trials for droxidopa, antifolates and other product candidates;

•	seeking regulatory approval for our various product candidates;

•	possible out-licensing of our product candidates;

•	discussions with regulatory agencies concerning the design of our clinical trials;

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	the pace of development of new intellectual property for our existing product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At June 30, 2009, a portion of our cash was maintained in non-interest bearing accounts at federally insured financial institutions that, under the Temporary Liquidity Guarantee Program, are fully insured by the Federal Deposit Insurance Corporation. In addition, we maintained funds on deposit that were invested primarily in Treasury funds and certificates of deposit with a maturity under 90 days. Our investments consist of ARS with long-term nominal maturities for which the interest rates are reset through a dutch auction each month or, should those auctions fail, as determined by contractual obligation. All deposits and investments to date have been made in U. S. dollars and, accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. To assess our interest rate risk, we performed a sensitivity analysis projecting potential future interest earnings on investments in which we estimated the impact of a 0.25% to 0.5%, or 25 to 50 basis points, increase or decrease in our average interest rate over a 12 month time horizon. This analysis resulted in an annual potential effect of between approximately $45,000 and $90,000 on the interest earned on investments.

At June 30, 2009, we had investments in ARS with par value of $11.55 million and an estimated fair value of $9.35 million and ARS Rights with an estimated fair value of $2.2 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, liquidity issues since February 2008 have virtually shut down most active market transactions for ARS. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the FFELP. None of the ARS investments in our portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced in early 2008 and afterward in global credit and capital markets have prevented us from liquidating our ARS investments as the amount of securities submitted for sale at ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand related to the ARS auctions is expected to continue, we have successfully completed settlements for all of our ARS holdings and have received funding equivalent to 100% of the par value of our investments in ARS.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in internal control over financial reporting.

Management has determined that, as of June 30, 2009, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 except as set forth below.

We have no experience selling, marketing or distributing products and only limited internal capability to do so.

We currently have no sales, marketing or distribution capabilities other than as provided by our Vice President of Sales and Marketing. We anticipate expanding our marketing and sales capabilities over the next 12 to 18 months in anticipation of commercializing droxidopa. We would need to allocate resources to, or contract with one or more third parties for, the sale and marketing of our other proposed products. As a result, our future success depends, in part, on:

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On May 27, 2009, we held our Annual Meeting of Stockholders.

(b)	At that Annual Meeting, Simon Pedder, Kevan Clemens, Norman Hardman, Johnson Y.N. Lau, William Schwieterman, Roger Stoll and Michael Weiser were re-elected for one-year terms as members of the Board of Directors.

(c)	In total, four matters were voted on at the Annual Meeting: (1) the re-election of the seven directors as described in item (b) above; (2) an amendment to the Certificate of Incorporation to increase the number of authorized shares of capital stock from 50,000,000 shares to 65,000,000 shares and to increase the number of authorized shares of common stock from 45,000,000 shares to 60,000,000 shares; (3) an amendment to the 2004 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,145,000 shares to 5,000,000 shares; and (4) the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009. A tabulation for each matter is as follows:

1)	The stockholders elected the following directors to serve for the ensuing year and until their successors are elected by the following votes:

	FOR	WITHHELD
Simon Pedder	19,811,926	10,358
Kevan Clemens	19,647,037	175,247
Norman Hardman	19,811,926	10,358
Johnson Y. N. Lau	19,811,926	10,358
William Schwieterman	19,647,037	175,247
Roger Stoll	19,778,234	44,050
Michael Weiser	19,612,745	209,539

2)	The stockholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of capital stock from 50,000,000 shares to 65,000,000 shares and to increase the number of authorized shares of common stock from 45,000,000 shares to 60,000,000 shares.

FOR	AGAINST	ABSTAIN
19,699,341	106,258	16,685

3)	The stockholders approved an amendment to the 2004 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,145,000 shares to 5,000,000 shares.

FOR	AGAINST	ABSTAIN
15,047,945	1,478,065	16,667

4)	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 as follows:

FOR	AGAINST	ABSTAIN
19,818,192	4,074	18

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: August 5, 2009	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and Chief Financial Officer