Form 10-K
period 2009-12-31
Chelsea Therapeutics International, Ltd.
filed 2010-03-10
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009, OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2009 ($4.22 per share) was $94,691,567. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 10, 2010, 40,200,406 shares of the Registrant’s common stock, $.0001 par value per share, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2010 Annual Meeting of Stockholders currently scheduled to be held May 26, 2010 are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

[UPDATE}

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

ITEM 1. BUSINESS.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we are developing a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or NOH, and related conditions and diseases along with our development of prescription products for multiple autoimmune disorders including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

We are currently focusing the majority of our drug development resources on two clinical stage development projects: droxidopa for symptomatic NOH and other potential indications; and our portfolio of non-metabolized antifolate compounds for the treatment of rheumatoid arthritis.

Product Pipeline Summary

Droxidopa, our most advanced investigational product candidate, is an orally active synthetic precursor of norepinephrine. It is being developed for the treatment of symptomatic NOH and is currently approved and marketed in Japan for the treatment of symptomatic orthostatic hypotension, freezing of gait in Parkinson’s disease, or PD, and intradialytic hypotension, or IDH. During 2007, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to droxidopa for the treatment of symptomatic NOH and the European Medicines Agency, or EMEA, granted orphan medicinal product designation for the treatment of orthostatic hypotension in patients with pure autonomic failure, or PAF, and patients with multiple system atrophy, or MSA. Droxidopa is currently in Phase III clinical trials designed to support the registration of droxidopa in the United States for the treatment of symptomatic NOH. We are also developing droxidopa for the treatment of IDH. In March 2009, we announced positive results from a double-blind, placebo controlled Phase II trial of droxidopa for the treatment of IDH in which droxidopa demonstrated a dose dependent, statistically significant benefit across multiple, clinically relevant assessment criteria for IDH. The data also showed that droxidopa was well tolerated by patients with the most common treatment related side effect reported being headache (3%).

In early 2009, we initiated a Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia, under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA.

To facilitate a fuller understanding of the breadth of potential therapeutic applications of droxidopa, we have also been exploring opportunities to support additional, investigator-sponsored studies of droxidopa in indications for which we believe a strong clinical rationale exists. Diseases that may potentially be treated with droxidopa include attention deficit hyperactivity disorder, or ADHD, chronic fatigue syndrome, freezing of gait in PD and other indications in which norepinephrine deficiencies are believed to play a role. In February 2010, we announced that a new investigator-led Phase II clinical study of droxidopa alone and in combination with carbidopa in ADHD had been initiated by the Narrows Institute for Biomedical Research in New York.

In addition to droxidopa, we are currently developing a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates; CH-1504 and CH-4051. Both are orally available molecules with anti-inflammatory, autoimmune and anti-tumor properties that potently inhibit several key enzymes required for cell proliferation. Preclinical and clinical data to date suggests superior safety and tolerability, as well as increased potency versus methotrexate, or MTX, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. Diseases that may potentially be treated with these compounds include rheumatoid arthritis, psoriasis, Crohn’s disease, ankylosing spondylitis, uveitis, psoriatic arthritis and several different kinds of cancer.

In March 2009, we announced positive results from the evaluation of CH-1504 for the treatment of rheumatoid arthritis in a Phase II head-to-head clinical trial to compare its efficacy and tolerability against MTX. In April 2009, we announced positive results from a Phase I study of CH-4051 that was designed to determine the maximum tolerated dose based on results of single-ascending and multiple-ascending dose evaluations. Phase I data suggests CH-4051 retains the superior safety and tolerability profile of CH-1504 while preclinical data suggests both an enhanced potency compared to CH-1504 and significant superiority to methotrexate. As a result, we do not expect to make further investments in the development of CH-1504, our previous lead antifolate product candidate. We do plan to initiate an evaluation of CH-4051 in a Phase II study in rheumatoid arthritis in the second quarter of 2010. Complementing our antifolate program is a second platform consisting of a portfolio of dihydroorotate dehydrogenase, or DHODH, inhibiting compounds known as the I-3D portfolio. Preclinical animal data for this portfolio of compounds have shown potential applications in autoimmune diseases and transplantation.

We also remain active in evaluating potential in-licensing and acquisition candidates to identify and acquire additional drug candidates as available funding might allow.

To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Our Strategy

Our mission is to create long-term stockholder value by acquiring, developing and commercializing innovative products for the treatment of a variety of human diseases that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Since inception in 2002, we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies, undertaking preclinical and clinical trials of our product candidates and raising capital. We are a development stage company and have generated no revenues since inception. We do not anticipate generating any product revenue until approvals are successfully obtained from the FDA or equivalent foreign regulatory bodies to begin selling pharmaceutical candidates.

We expect the progress of our development programs to be a primary factor affecting our expenses, losses and cash position in the future. During 2009 and in 2010, we initiated, plan to initiate or completed clinical trials as follows:

•	Phase III pivotal clinical programs for droxidopa in neurogenic orthostatic hypotension, requiring up to approximately 335 patients over three trials;

•	Phase II program for CH-1504 in rheumatoid arthritis, completed in 2009 with 201 enrolled and randomized patients;

•	Phase II program for droxidopa in hypotension associated with dialysis, completed in 2009 with 85 patients;

•	Phase II program for droxidopa in fibromyalgia, requiring approximately 120 patients;

•	Phase I single and maximum tolerated dose (MTD) studies for CH-4051 completed in 2009 with 56 patients; and

•	Phase II program for CH-4051 in rheumatoid arthritis, to begin in 2010 requiring approximately 250 patients.

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

Droxidopa is currently approved and marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, in Japan for the treatment of symptomatic orthostatic hypotension, freezing of gait in PD and IDH. Droxidopa received initial Japanese marketing approval in 1989 and has historically generated annual revenues of approximately $50 million in Japan. In addition to the indications studied by DSP and subsequently approved in Japan, diseases that may potentially be treated with droxidopa include fibromyalgia, chronic fatigue syndrome, ADHD, and other indications in which norepinephrine deficiencies are believed to play a role.

Clinical Development

We are currently focusing our internal resources on the clinical development of droxidopa in three indications: NOH; IDH; and fibromyalgia. In order to maximize the potential therapeutic applications of droxidopa while conserving capital, we have also been exploring opportunities to support additional, investigator-sponsored studies of droxidopa in indications for which we believe a strong clinical rationale exists.

Neurogenic Orthostatic Hypotension

Given the extensive body of clinical data generated by DSP and exclusivity available to us under terms of our licensing agreement, we plan to seek initial marketing approval of droxidopa, under the brand name Northera™, in the United States and European Union for the treatment of symptomatic NOH, an indication for which the drug has been approved in Japan since 1989.

Orthostatic hypotension is a sudden decrease in blood pressure when a person assumes a standing position and is characterized by lightheadedness, dizziness, blurred vision and syncope. There are multiple known causes for orthostatic hypotension including those that are considered cardiovascular, endocrine and neurological (or neurogenic) in nature. NOH results from a deficient release and/or activity of norepinephrine, a neurotransmitter used by autonomic nerves to send signals to the blood vessels and the heart.

We estimate that nearly 300,000 patients suffer from chronic, symptomatic NOH in the United States and the European Union combined. This condition is commonly associated with PD, PAF, and MSA, the latter encompassing disorders previously known as striatonigral degeneration, olivoponto-cerebellar atrophy and the Shy-Drager syndrome.

In January 2007, the FDA granted orphan drug status for droxidopa for the treatment of symptomatic NOH in patients with primary autonomic failure (PD, MSA, and PAF), dopamine-ß-hydroxylase deficiency and non-diabetic autonomic neuropathy. In the United States, orphan drug status provides seven years of marketing exclusivity and may impact FDA requirements for clinical trials, potentially reducing the time and expense required for such trials. In August 2007, the European Commission granted two orphan medicinal product designations for droxidopa for the treatment of orthostatic hypotension in patients with PAF and MSA. Although we can expect 10 years of data exclusivity for droxidopa upon approval in Europe as a new chemical entity, orphan drug status could impact requirements for clinical trials in Europe, thereby reducing the time and costs associated with our development of droxidopa for this market.

The FDA has also granted Fast Track designation to droxidopa for symptomatic NOH. Fast Track designation is designed to facilitate the review of products that address serious or potentially life-threatening conditions for which there is an unmet medical need. Fast Track designation allows a company to file a New Drug Application, or NDA, on a rolling basis as data becomes available. This permits the FDA to review the filing as it is received, rather than waiting for the entire document prior to commencing the review process. In addition, drugs that have Fast Track designation are more likely to be considered appropriate for Priority Review. A Priority Review generally reduces the time it takes the FDA to review a NDA.

In February 2008, we initiated a Phase III clinical program in symptomatic NOH in primary autonomic failure. At that time, our Phase III program for droxidopa consisted of two similar double-blind pivotal trials (Study 301 and Study 302) designed to compare droxidopa to placebo at multiple sites in North America, Europe and Australia. Both Phase III trials were intended to assess the safety and efficacy of up to 600 mg t.i.d. of droxidopa in patients suffering from symptomatic NOH associated with primary autonomic failure. Both studies were designed to evaluate functional and symptomatic improvements through multiple endpoints including the orthostatic hypotension questionnaire, or OHQ. The OHQ is a novel global measure of disease activity specific to NOH which consists of a two-part questionnaire that includes the six-item orthostatic hypotension symptom assessment scale, or OHSA and the four-item orthostatic hypotension daily activities scale, or OHDAS, along with corresponding OHSA, OHDAS and OHQ composite scores. The primary efficacy endpoint for Studies 301 and 302 was defined as the relative symptomatic change, as measured by the mean score of Item 1 (dizziness or lightheadedness) of the OHSA, 14 days following randomization either to continued therapy with droxidopa or to placebo in Study 302 and seven days in Study 301.

In February 2008, we reached an agreement with the FDA on a Special Protocol Assessment, or SPA for the design of Study 301. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a NDA, and provides a binding agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to support regulatory approval.

In September 2009, we announced preliminary data from Study 302, the first of these two pivotal double-blind Phase III trials. Study 302 was an enriched, withdrawal-design study in which all patients underwent an initial open-label dose titration then continued on drug treatment for one week prior to a two-week blinded randomized withdrawal treatment period. While strong symptomatic benefit was demonstrated during the open-

label dose titration and run-in phase of the trial, results of the trial did not demonstrate a statistically significant improvement relative to placebo, as measured by the mean score of Item 1 (dizziness or light-headedness) of the OHSA scale during the double-blind phase of the trial, the study’s primary endpoint. While the study did not meet its primary endpoint, additional analysis confirmed statistically significant symptomatic benefit across five clinically relevant assessment criteria that reflect symptomatic improvements and corroborate other supportive symptom data. Data from the trial also supported the safety and tolerability of droxidopa.

Significantly, a subgroup analysis of the 44 PD patients enrolled in Study 302, demonstrated a more robust response compared to the overall study population of 101 patients. PD patients receiving droxidopa showed improvement over placebo on 9 of the 10 individual items of the OHQ as well as all 3 composite measures. On the four question OHDAS, the 44 PD patients on droxidopa demonstrated a statistically significant improvement in their ability to perform activities of daily living that require standing for a short period of time (p<0.05), standing for a long time (p<0.01), and walking for a short time (p<0.05). This compares to the 101 total patients that only reported statistically significant improvements in activities that require standing for a short time (p<0.05) and standing for a long time (p<0.05).

The marked improvements observed across each of the individual OHDAS variables resulted in a highly significant benefit as measured by both the OHDAS composite and the OHQ composite for PD patients receiving droxidopa in Study 302. The OHDAS composite was statistically significant with p<0.005 and the OHQ composite, which was a retrospective, post hoc analysis, was statistically significant at p<0.01.

In November 2009, we met with the FDA to review both the results of Study 302 as well as the results of an independent analysis of the sensitivity of efficacy scales used in Study 302. As a result of this meeting, the FDA agreed to allow us to modify the primary endpoint and enroll an additional 24 patients in Study 301, an on-going induction design, double-blind, placebo controlled pivotal Phase III study of droxidopa for the treatment of symptomatic NOH.

The primary endpoint of Study 301 was changed to the relative improvement in the OHQ composite score between droxidopa and placebo. The OHQ composite score is a single endpoint that reflects the average of the OHSA composite score and the OHDAS composite score. The FDA agreed that the revised primary endpoint reflects a more comprehensive global assessment of the clinical benefit of droxidopa for the treatment of symptomatic NOH in the heterogeneous patient population of primary autonomic failure, Dopamine-ß-hydroxylase deficiency and non-diabetic autonomic neuropathy and would therefore be suitable for supporting a symptomatic claim. Although we had already enrolled 126 patients, exceeding our initial target enrollment of 118 patients, in Study 301 by September 2009, the results were not unblinded. To further de-risk the study and maximize the potential significance of the outcome, we decided to increase the power of the study to greater than 80% by randomizing an additional 24 patients upon reopening enrollment at select North American centers. The FDA subsequently confirmed that the SPA originally awarded to Study 301 in 2008 remained in effect following the protocol amendments approved by the FDA in January 2010.

The FDA confirmed that while Study 302, which failed to achieve statistical significance using only item 1 of the OHSA as a primary endpoint, could not be used as a pivotal study, it did provide valuable information about the benefits of droxidopa. Both the safety and efficacy data from this study will be considered to be a supportive part of future regulatory filings. Further, the FDA indicated that the number of patients already enrolled in our pivotal program would be sufficient to support the safety of droxidopa in an NDA in this indication.

The FDA also recommended that we submit a confirmatory pivotal study to support an NDA filing. Based on this recommendation, we plan to initiate a new clinical trial, Study 306, in 2010. Study 306 is a multinational, randomized, placebo-controlled, induction-design, double-blinded Phase III trial evaluating up to 84 patients with symptomatic NOH associated with PD. The trial will be approximately 12 weeks in duration and include an initial, blinded dose titration period lasting up to two weeks, after which all patients will continue on to an 8-week double-blind treatment period. During the blinded titration period, patients randomized into the treatment arm will be titrated daily with up to 600 mg of droxidopa t.i.d. or a matching placebo. As in Study 301, the primary endpoint of the trial will be the relative improvement in the OHQ composite score between droxidopa and placebo. Enrollment is expected to be complete by year-end, providing for top-line data in the second quarter of 2011.

In addition to the pivotal efficacy trials included in our registration program, we are currently conducting multiple extension studies designed to provide supportive safety data for our NDA in NOH. These ongoing studies include:

•	Study 303: a renewable three-month, open-label extension to Study 302 which includes a randomized withdrawal efficacy assessment after the initial three months;

•	Study 304: a renewable three-month, open-label extension to Study 301; and

•	Study 305: a 24-hour blood pressure monitoring study in a subgroup of 18 patients from Study 301

Results from our registration program, in combination with data secured from DSP, are expected to support applications for marketing approval, under the brand name Northera™ in both the United States and the European Union. Based on the original scope of our registration program, consisting of Study 301 and Study 302, we had anticipated that at least one additional trial might be required for approval in the European Union. However, we now believe that our expanded registration program, and specifically Study 306, could satisfy requirements previously outlined by the EMEA for approval in the EU. We cannot predict with certainty the timing of our clinical trials. However, we currently anticipate market launch no sooner than the first quarter of 2012.

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

In March 2009, we reported results from a double-blind, placebo controlled trial comparing 400mg and 600mg of droxidopa to placebo. Following a two-week run-in period to establish a baseline for all measurements, patients in this three-arm study received a single oral dose of droxidopa or placebo one hour prior to each dialysis treatment over a four-week period. In order to determine useful clinical endpoints for a Phase III program, the trial evaluated the efficacy of droxidopa using multiple clinically relevant measures, including: the change from baseline in average mean arterial blood pressure during dialysis; the change from baseline in average mean nadir (lowest) blood pressure, during dialysis; the number of treatment interventions, including early termination, required during dialysis sessions; and the change from baseline in mean postdialytic blood pressure during the final two weeks of the study period. The study recruited 85 patients at 15 sites in the United States. Droxidopa demonstrated a dose dependent, statistically significant benefit across multiple, clinically relevant assessment criteria for IDH. While the study did not achieve an improvement in mean arterial blood pressure during dialysis, the prospective primary endpoint for the study, droxidopa demonstrated a significant benefit in limiting the severity of the drop (nadir) in blood pressure during treatment. The data also showed that droxidopa was well tolerated by patients with the most common treatment-related side effect reported being headache (3%). Results from this study might be used to determine clinical endpoints for a potential future Phase III program that might allow us to file for the first marketing approval of a therapeutic agent for IDH in the United States.

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

Given the significant market opportunity associated with fibromyalgia, the number of on-going and anticipated clinical trials related to this indication, and the competition for both physicians and patients, we plan to conduct an interim analysis of this study in mid-2010 to evaluate the potential to collapse certain arms of the trial, potentially minimizing overall recruitment requirements and expediting the conclusion of the trial. We currently do not anticipate completing this trial or reporting clinical results in this indication until 2011 at the earliest.

Additional Potential Indications for Droxidopa

In addition to the indications for which we have established active clinical programs, we believe there are a significant number of other therapeutic indications in which norepinephrine function plays a key role and for which droxidopa may provide clinical benefit. To facilitate research in additional indications and maximize the long-term development potential, we have initiated an extra-mural development program that enables independent investigators to conduct clinical trials in their respective fields of expertise. Specifically, we have been exploring three Phase II clinical studies, under investigator-sponsored investigational new drug applications, or INDs, intended to evaluate the safety and efficacy of droxidopa in ADHD, chronic fatigue syndrome and freezing of gait in PD, respectively. For studies conducted under investigator-sponsored INDs, we will have limited control over the timing for initiating or completing these studies and, therefore, cannot predict with any certainty when data from these programs will be available. In February 2010, we announced that a new investigator-led Phase II clinical study of droxidopa, alone and in combination with carbidopa, in ADHD had been initiated by the Narrows Institute for Biomedical Research in New York.

We plan to continue working with key opinion leaders to identify and evaluate additional potential indications for droxidopa and may provide droxidopa for future studies when deemed appropriate and as funding and availability of drug substance permits.

Droxidopa Competition

Neurogenic Orthostatic Hypotension

Midodrine (ProAmatine®)

Midodrine is currently the only FDA approved therapeutic for the treatment of orthostatic hypotension. Midodrine, originally developed by Roberts Pharmaceuticals (later acquired by Shire) under the brand name ProAmatine®, is an alpha-agonist that works by stimulating alpha receptors, consequently increasing vasculature tone and thereby producing an elevation in blood pressure. Given this direct mechanism of action, it is not surprising that supine hypertension is the most frequently occurring adverse event associated with its use. Midodrine’s product label contains a black box warning for this side effect, along with the statement that Midodrine has not shown benefit to patients’ Activities of Daily Living, or symptomatic/functional benefit.

Recently, the FDA has indicated publically that unless two studies are successfully completed within a specified timeframe to confirm the symptomatic benefit of midodrine, the agency will consider removing midodrine from the market. Midodrine is the only approved compound for orthostatic hypotension in the U.S. and its removal could facilitate higher sales and/or more rapid acceptance of droxidopa in this indication. However the FDA has never removed a drug under similar circumstances and we can provide no assurance that they will do so in the case of midodrine.

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

Fludrocortisone (Florinef®)

Fludrocortisone is also widely used in the treatment of orthostatic hypotension although this specific indication has not been approved by the FDA. Fludrocortisone is a synthetic adrenocortical steroid possessing very potent mineralocorticoid properties and high glucocorticoid activity. Fludrocortisone, in small oral doses (0.1 mg.) produces marked sodium retention and increased urinary potassium excretion leading to enhanced plasma volume and a rise in blood pressure. Side effects include hypertension, water and sodium retention and K+ loss. Fludrocortisone is not FDA approved for NOH.

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

Fibromyalgia

While doctors have used antidepressants and pain drugs for years, in June 2007, the FDA granted its first approval for the treatment of fibromyalgia to Phizer’s Lyrica®, which was already used to treat epilepsy and neuropathic pain. Worldwide sales of Lyrica® in 2009 totaled $2.8 billion. Eli Lilly received approval in 2008 to market Cymbalta®, a selective serotonin and norepinephrine reuptake inhibitor, to treat fibromyalgia and generated worldwide sales in all indications of $3.1 billion in 2009. Cypress Biosciences, with their partner

Forest Laboratories, received FDA approval in early 2009 for Savella® for the treatment of fibromyalgia. Savella® is a norepinephrine serotonin reuptake inhibitor that increases the level of norepinephrine more than it does serotonin.

Droxidopa Marketing

We do not currently have a commercial sales and marketing organization in any territory and do not plan to establish the necessary infrastructure to support future sales outside of the United States. As a result, we would expect to partner with or license droxidopa to companies with established infrastructure in the European Union and other markets. With regard to the United States, we believe that the market for droxidopa in NOH, our most immediate commercial opportunity, could be addressed through the establishment of a marketing and sales organization on a stand-alone basis. During 2008, we conducted studies to further evaluate the marketing potential and pricing opportunities for droxidopa in the United States. The favorable results of these studies were suggestive of a significant market opportunity. Given the attractive commercial opportunity and the nature of marketing a drug under orphan drug protection, there may exist opportunities for us to more effectively pursue co-marketing, co-promotion or other alliances within the United States.

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

Product Overview

Our portfolio of novel antifolate compounds was originally developed by Dr. M. Gopal Nair and licensed to us in 2004. A library of orally available and metabolically inert antifolate compounds with potent autoimmune, anti-inflammatory and anti-tumor properties, these compounds are engineered to treat a broad range of immunological disorders with less harmful and unpleasant side effects than those typically associated with classical antifolates such as methotrexate, or MTX, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases.

Drug candidates from this portfolio, including both clinical candidates CH-1504 and CH-4051, inhibit dihydrofolate reductase, an enzyme required for cell proliferation. Both compounds potently inhibit enzymes required for cell proliferation, but, due to the lack of metabolism, are devoid of the metabolites believed to play a significant role in the liver and kidney toxicities associated with long-term use of MTX and show a clinically relevant decrease in toxicity compared to MTX.

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

Diseases that may potentially be treated with metabolically inert antifolates include rheumatoid arthritis, psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

Clinical Development

Our portfolio of metabolically inert antifolates consists of two clinical stage drug candidates and additional preclinical candidates. CH-1504, currently the most clinically advanced of our antifolate compounds, has completed Phase II trials in rheumatoid arthritis. We currently do not expect to conduct additional trials or make further investments in the development of CH-1504. Our intent is to focus our clinical resources on further development of CH-4051, the second clinical stage compound in this portfolio and the more potent L-enantiomer of CH-1504. CH-4051 is currently being developed with a lead indication of rheumatoid arthritis, having completed Phase I trials in April 2009 and scheduled for Phase II trials beginning in the second quarter of 2010.

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

CH-4051

In parallel to our clinical development of CH-1504, we continued additional preclinical evaluation, including formulation work on the enantiomers of CH-1504. After conducting studies to determine the relative potency of the L- and D-isomers, we found that the L-isomer, now identified as CH-4051, was the more potent of the two thus prompting additional preclinical evaluation of CH-4051.

In April 2008, we reported findings from a 17-day preclinical study of CH-4051 designed to test the efficacy of CH-4051 in a rat collagen-induced arthritis (CIA) model. The results reveal efficacy in delaying the onset of the disease, significantly decreasing the severity and, at certain doses, completely blocking all development of rheumatoid arthritis. The most significant finding from this study was that once daily dosing of 10mg/kg of CH-4051 administered from day 0 completely prevented the onset of arthritis. Similarly, twice daily 5mg/kg doses of CH-4051 reduced the severity of disease in all animals and prevented disease onset in some. Both the once-daily dose of 10mg/kg and the twice-daily dose of 5mg/kg dose of CH-4051 demonstrated better prevention of disease than 0.25mg/kg of methotrexate (a known maximally tolerated dose, or MTD, in this model) administered every three days.

In April 2009, we announced positive findings from our Phase I study of CH-4051. Data from this single and multiple ascending dose study demonstrated that CH-4051 is safe and well tolerated up to a MTD of 7.5mg. This randomized, double-blind, placebo-controlled study was conducted at Kendle International’s Clinical Pharmacology Unit in the Netherlands. The primary objective of the study was to evaluate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of CH-4051 in healthy male volunteers and to determine the MTD.

The single ascending dose (SAD) phase of the study evaluated 5mg, 10mg, 20mg and 40mg doses of CH-4051. Each group contained 6 volunteers randomized 5:1 to receive either CH-4051 or placebo. In this escalating dose study, each cohort of subjects received a higher dose of the drug than the preceding cohort.

Based on the findings from the SAD study, we selected 5mg, 7.5mg, 10mg and 20mg of CH-4051 for evaluation in a multiple ascending dose (MAD) study with the objective of exploring a wide range of doses,

including and exceeding those believed to be therapeutically relevant. In the MAD study, 32 subjects in 4 cohorts of 8 volunteers were randomized 6:2 to receive repeat daily oral doses of CH-4051 or placebo for 14 consecutive days.

Results demonstrated that CH-4051 was well tolerated at doses up to and including 7.5mg, a dose range likely to be effective for multiple autoimmune disorders. The 5mg dose was as well tolerated as placebo. High doses of CH-4051 demonstrated mostly mild toxicities, with the 10mg and 20mg doses groups reporting both gastrointestinal side-effects and reversible liver enzyme elevations. No serious adverse events occurred during the study. The dose range determined to be safe and well tolerated in this study is substantially higher than the 0.25mg to 1.0mg dose range of the less potent CH-1504 that demonstrated comparable efficacy and improved safety and tolerability to methotrexate in the recent Phase II rheumatoid arthritis trial.

Based on these findings, we plan to initiate a Phase II trial of CH-4051 in rheumatoid arthritis in the second quarter 2010. The planned study is expected to be a multi-national, 12-week double-blind and randomized efficacy evaluation in 250 rheumatoid arthritis patients that are deemed to be partial responders to MTX treatment. Patients will be treated for a 12-week period after a screening and MTX-washout, with a 4-week follow up period. The 5-arm trial will compare daily oral doses of 0.3 mg, 1.0 mg, 3.0 mg and 3.0 mg plus folate of CH-4051 to a 20 mg weekly dose of MTX plus folate supplement. The primary efficacy analysis will be conducted using the hybrid American College of Rheumatology, or ACR, score (hACR) which allows for a more comprehensive assessment of treatment benefit across all seven symptomatic and functional components of the ACR criteria, included in the standard ACR 20/50/70 evaluations historically used in RA trials.

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

Based on these studies, in March 2009 we announced the results of a Phase II proof of concept study for CH-1504 in rheumatoid arthritis. The study was a multi-national, 12-week double-blind and randomized study in Russia, Ukraine, Poland and Canada with 200 MTX-naive rheumatoid arthritis patients. The 4-arm trial included a 0.25, 0.5 or 1.0 mg daily dose of CH-1504 versus a 20 mg weekly dose of MTX. Results showed comparable ACR 20/50/70 response rates among patients treated with CH-1504 compared to methotrexate. In addition, the efficacy of CH-1504 was associated with improved tolerability and reduced liver enzyme elevations compared with methotrexate.

Because Phase I data suggests CH-4051 retains the superior safety and tolerability profile of CH-1504 while preclinical data suggests both an enhanced potency compared to CH-1504 and significant superiority to methotrexate, we have no additional trials planned for CH-1504.

Other Potential Indications for our Antifolate Portfolio

As we proceed in our clinical development of our antifolate portfolio for rheumatoid arthritis, we expect to continue our evaluation of its potential in other indications. Additional potential indications for our antifolates include rheumatoid arthritis, psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, certain cancers and other immunological disorders. As our antifolates advance in rheumatoid arthritis studies, we will begin to focus on the timing of clinical programs for our antifolate compounds in these additional indications. Notwithstanding the foregoing, because of our limited funding, clinical studies will initially be pursued in rheumatoid arthritis.

Antifolate Competition

There are many different drugs that are used to treat rheumatoid arthritis, including hormones, small molecules and biologics, which are manufactured using recombinant technology. The normal course of therapy for rheumatoid arthritis begins with analgesics, such as aspirin, and non-steroidal anti-inflammatory agents, followed by disease modifying anti-rheumatic drugs, or DMARDs, including low dose steroids, MTX, DHODH inhibitors and biologics, and, finally, reconstructive joint surgery for patients failing all therapies. DMARDs are the only drugs that have been shown to alter the course of the disease.

Currently Available Antifolates. MTX, a classical antifolate, was originally used as a chemotherapy drug to treat certain kinds of cancer, but was also found to be beneficial in treating inflammatory arthritis and psoriasis. MTX is generic and marketed in both injectable and oral formulations by multiple companies including Barr Laboratories, Boehringer Ingelheim Pharma, Mayne Pharma and Mylan Laboratories. Traditional oral DMARDs include MTX, leflunomide, auranofin, sulfaszlazine, cyclosporine, hydroxychloroquine, azathioprine and penicillamine.

Currently Available Biologics. Although there have been positive results for biologics, we believe physicians are likely to reserve anti-tumor necrosis factor (anti-TNF) and other biologic therapies for patients who have failed or had a limited response to initial MTX monotherapy. Despite increased aggressiveness of treating physicians and easier reimbursement, we believe front line use with biologics either in monotherapy or in combination with MTX is unlikely to occur due to their high costs and side effect profile. Enbrel®, Humira® and Remicade® are TNF blockers that have been approved by the FDA and are the top selling biologics for rheumatoid arthritis. These three TNF blockers are administered to patients by injection and can be used alone or in combination with other DMARDs or NSAIDs such as aspirin or ibuprofen.

Enbrel®, which is developed by Amgen, is the top selling biologic for rheumatoid arthritis, and is also indicated for juvenile rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Enbrel® had global sales of $6.3 billion in 2009. Remicade® is a chimeric anti-TNF monoclonal antibody developed by Johnson & Johnson for the treatment of rheumatoid arthritis and Crohn’s disease with combined global sales of $4.4 billion in 2009. Abbott Laboratories’ Humira® had 2009 global sales of $5.4 billion. Both Remicade® and Humira® contain black box warnings for tuberculosis. Rituxan®, an anti-CD20 monoclonal antibody, is currently marketed by Genetech and Roche for rheumatoid arthritis in patients refractory to other DMARD therapy. Orencia® (abatacept), a CTLA-4 fusion protein, developed by Bristol-Myers Squibb, is marketed as a once-monthly infusion for rheumatoid arthritis as a monotherapy and combination with sales of $0.6 billion in 2009. UCB is currently marketing Cimzia®, an injectable, pegylated anti-TNF antibody for the treatment of rheumatoid arthritis in the United States with sales of $104 million in 2009.

DMARDs in Development. Rigel Pharmaceuticals’ R788 (fostamatinib disodium), licensed by AstraZeneca in February 2010, showed proof of concept in a Phase II clinical trial in rheumatoid arthritis. An oral syk kinase inhibitor, R788 demonstrated statistically significant results in treating rheumatoid arthritis patients. Pfizer is in Phase III development of an oral tablet formulation of CP-690550 (tasocitinib), a Janus kinase (JAK)-3 inhibitor, for the potential treatment of rheumatoid arthritis, psoriasis, asthma and inflammatory bowel disorders, including Crohn’s disease and ulcerative colitis, and the treatment of transplant rejection. We believe that with significant

ACR scores and good tolerability as observed in clinical trials to date, and with the benefit of oral delivery, R788 and CP-690550 may be favorable alternatives to the currently approved biological agents. However we anticipate that, like other biologics, these compounds would work best in combination with MTX and should not significantly impact the opportunity available to our antifolate portfolio.

Antifolate Marketing

Given the size of the rheumatoid arthritis market, the vast sales forces required to compete in this market, and the necessary infrastructure required, our marketing strategy for our antifolates is likely to include contracting with or licensing to third parties, particularly for territories outside the United States. It is possible that we might directly commercialize or co-promote our antifolate compounds in the smaller therapeutic indications such as psoriasis or irritable bowel disease. Out-licensing arrangements might be negotiated and entered into prior to one or more of our antifolate drug candidates being approved for marketing.

I-3D PORTFOLIO

Overview

In May 2006, we signed an agreement with Active Biotech AB for the co-development and commercialization of the I-3D portfolio, a group of orally active compounds that inhibit the enzyme dihydroorotate dehydrogenase (DHODH) for the treatment of autoimmune diseases and transplant rejection. At the time of the agreement, Active Biotech had already isolated more than 15 compounds and conducted extensive preclinical modeling resulting in the identification of two potential lead compounds.

Having previously demonstrated proof of concept in both rheumatoid arthritis and transplant rejection in animal models, the joint development committee selected AB-224050 as the first I-3D compound to undergo IND-enabling toxicology studies during the third quarter of 2006. As part of the ongoing evaluation and preparation for Phase I trials, the joint development committee initiated a Phase 0 (micro-dosing) study to evaluate the half-life of AB-224050 in humans in the first quarter of 2007. Based on the results of the micro-dosing study and other ongoing preclinical activity, it was determined that, while demonstrating a significantly shorter half-life than Arava®, AB-224050 would require additional work prior to the commencement of Phase I clinical trials. In 2007, the joint development committee continued preclinical optimization of AB-224050 and conducted further comparisons of AB-224050 versus other compounds in the I-3D.

In April 2008, following a decision to focus its resources on its immunomodulatory compounds, Active Biotech AB discontinued its participation in the I-3D co-development program and granted us exclusive global rights to the portfolio in exchange for royalties on future sales. As a result of our limited funding and strategic development efforts associated with the development of droxidopa and our antifolate drug candidates, we currently do not have any active clinical or preclinical programs associated with compounds from this portfolio.

I-3D Additional Indications

In addition to therapeutic applications in rheumatoid arthritis, compounds from the I-3D portfolio are believed to have broad clinical application in immune-mediated inflammatory disorders including transplant rejection, psoriasis and systemic lupus erythematosus.

Scientific Advisory Boards

We retain the services of certain qualified individuals on our Scientific Advisory Boards which normally meet at least yearly. Meetings or consultations with Scientific Advisory Board members are held more often when significant developments arise or new information becomes available that require expert review. The boards provide an opportunity to review our scientific, research and clinical development plans from the perspective of experts and key opinion leaders in the medical community. Specifically, the Scientific Advisory Boards provide advice concerning the design of clinical research protocols to be utilized for the development of our drug candidates and they provide an opportunity to test the validity of our assumptions regarding the attitudes of the medical community relative to various drug characteristics that might be highlighted during development.

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

Phillip Low, MD is past chairman of the division of neurophysiology at the Mayo Clinic in Rochester, Minnesota. He is founder and director of the Autonomic Laboratory which evaluates autonomic function. He serves as director of the Mayo Autonomic Disorders Project, the first program grant for autonomic disorders to be funded by the National Institutes of Health. His research is focused on studies of the pathophysiology of orthostatic intolerance and its amelioration. Diseases studied include multiple system atrophy, autoimmune autonomic neuropathy and postural tachycardia syndrome. Dr. Low is Associate Editor of the journal Autonomic Neuroscience. He also serves on the editorial board of numerous publications including Muscle & Nerve, Journal of Clinical Neurophysiology and Journal of Clinical Neuromuscular Diseases. He also serves on the scientific advisory board of the Neuropathy Association and is a member of the steering committee NIDDK/NHLBI Animal Models of Diabetic Complications Neuropathy Disease Validation Committee.

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

Our Scientific Advisory Board for rheumatology consists of the following individuals:

Lee Simon, M.D. is presently a principal in a consulting firm helping companies to create successful drug development programs through good designs and using insightful regulatory strategy. He also serves as head regulatory consultant to Leerink Swann/Medacorp in Boston, Massachusetts. He previously had served as a voluntary faculty member at Harvard and the Beth Israel Deaconess Medical Center and has been a rheumatologist for 25 years. Dr. Simon is a fellow of the American College of Physicians and the American College of Rheumatology. Dr. Simon received his M.D. from the University of Maryland, completed his internship and residency in internal medicine at the Johns Hopkins Hospital, and trained in the arthritis unit of the Massachusetts General Hospital and Harvard Medical School. In addition to his many academic appointments, Dr. Simon has been a consultant to and a senior member of the FDA where he served as Division Director for analgesic, anti-inflammatory and ophthalmologic drug products. Dr. Simon has served on the editorial boards of multiple journals, has authored more than 110 original publications, review articles, and chapters, and has served as an editor of four books.

Vibeke Strand, M.D. is an Clinical Professor in the Division of Immunology at Stanford University School of Medicine and has over twenty years of experience as a clinical investigator and subspecialist rheumatologist in private practice as well as in senior positions in pharmaceutical and biotechnology firms, planning and overseeing clinical trials in autoimmune diseases, AIDS, transplantation and cancer. For the past eleven years, she has served as an independent consultant in clinical and regulatory affairs to pharmaceutical and biotechnology companies, developing strategies for the efficient development of immunologically-based products and treatments for autoimmune diseases. She has worked to promote forums for the discussion of rational product development among industry, FDA and academia. She is a co-founder of a biyearly conference and a member of the organizing committees for six international consensus conferences on outcome measures for rheumatology clinical trials. As a fellow of the American College of Physicians and the American College of Rheumatology, she has authored or co-authored more than 75 articles, 20 book and textbook chapters and co-edited two books. Dr. Strand earned her M.D. at the University of California San Francisco School of Medicine. She completed a residency in Internal Medicine at Michigan State and a Fellowship in Rheumatology/Immunology at the University of California San Francisco School of Medicine.

Arthur F. Kavanaugh, M.D. is a Professor of Medicine at the University of California, San Diego (UCSD) School of Medicine. In addition, he is the Director of the Center for Innovative Therapy of the UCSD Division of Rheumatology, Allergy, and Immunology. Dr. Kavanaugh earned his BS in biology at the Massachusetts Institute of Technology in Cambridge, Massachusetts and his M.D. at Saint Louis University School of Medicine in Saint Louis, Missouri. He completed a residency in Internal Medicine and then a fellowship in Clinical Immunology/Allergy at the Baylor College of Medicine in Houston, Texas. Dr. Kavanaugh also completed a Rheumatology fellowship at the University of Texas Southwestern Medical School in Dallas. Dr. Kavanaugh has authored more than 120 scientific publications and book chapters. He is on the editorial board for several journals, and has served as peer reviewer for more than a dozen scientific journals. Dr. Kavanaugh is a fellow of the American Academy of Allergy, Asthma, and Immunology, and the American College of Rheumatology, or ACR. He has been a member of and chaired a number of committees in these organizations.

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

Michael H. Schiff, M.D. is Clinical Professor of Medicine, Rheumatology Division, University of Colorado School of Medicine at Denver and is board certified in Internal Medicine and Rheumatology. Dr. Schiff has received a number of Outstanding Clinical Facility awards from the University of Colorado School Of Medicine, including the Academic Publications Award and the Research Project Award and was recently awarded the University of Colorado Career Achievement Award 2006. He was a founder of the Denver Arthritis Clinic in 1976 where he practiced rheumatology and was the medical director of the clinical research unit until 2008. He has been principle investigator for over 200 research projects and has published 50 peer-reviewed journal articles and 200 scientific abstracts. Dr. Schiff is a fellow of the American College of Rheumatology, as well as a member of a number of regional and national medical societies. In addition, Dr. Schiff has served as a board member of the American College of Rheumatology’s Research Education Foundation and served as vice president from 2001–2002. He served two terms as president of the Colorado Society of Internal Medicine. His primary interest has been in the use of DMARDs and biologics for the management of rheumatoid arthritis.

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

Drug Approval Process in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and those regulations are published in the Federal Register. None of our drugs may be marketed in the United States until the drug has received FDA approval. The process required before a drug can be marketed in the United States includes:

•	preclinical laboratory tests, animal pharmacology and toxicology studies, and formulation studies;

•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must be cleared by the FDA before human clinical trials can begin in the United States;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs; and

•	FDA review and approval of the NDA.

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

Once the required clinical testing is successfully completed, the results of the preclinical studies and of the clinical studies, as well as information on the manufacture and composition of the drug, are submitted to the FDA in a NDA. If the FDA grants NDA approval, the product can then be marketed for one or more approved indications. On the other hand, if the FDA reviews the application and deems it to be inadequate to support the NDA approval, and hence, marketing approval, we cannot ensure that any approval will be granted on a timely basis, if at all. The FDA might also refer the application to the appropriate advisory committee, typically a panel of clinicians and scientists, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

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

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless the manufacturing site is good manufacturing practices, or cGMP, compliant. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA might issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA might require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or they may impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before we could market our product candidates for additional indications, we must obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot ensure that any additional approval for new indications, if any, for any product candidate will be approved on a timely basis, or at all.

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

Manufacturing

We own no manufacturing facilities, quality control laboratories or warehouses for storage and distribution of our product candidates. We use third-party contractors for manufacturing drug substances under development. We also use contractors for preformulation, formulation and analytical development as well as manufacturing of drug products used for clinical studies. If any of our products are approved by the FDA for marketing, we plan to use third-party contractors for producing the commercial product. This strategy enables us to direct our financial resources to product development without devoting resources to the time and costs associated with building manufacturing plants and laboratories. We plan on implementing this strategy for the foreseeable future.

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

Our patent estate for the antifolate portfolio, including CH-1504 and CH-4051, includes one issued U.S. patent, one issued European patent, seven pending U.S. patent applications, two pending Patent Cooperation Treaty (PCT) patent applications and several related patent applications pending in countries outside the United States, including Europe and Japan. The issued U.S. patent is U.S. Patent No. 5,912,251, issued June 15, 1999 and entitled “Metabolically Inert Anti-Inflammatory and Anti-Tumor Antifolates” and the issued European patent is EP 1,062,209 issued May 13, 2009. Three of the pending U.S. patent applications are published as US 2006-0111272, US 2008-0214585 and US 2009-0253720 and the remainder are unpublished patent applications. The pending applications are directed to compositions, methods of use and certain new antifolate compounds.

The issued U.S. and European patents cover our current product candidates, CH-1504 and CH-4051, as well as certain analogues, including claims to these compounds as compositions of matter, in pharmaceutical formulations and for use in treatment of certain diseases. The pending U.S. patent applications and international applications expand our proprietary position, claiming additional compounds and their uses as well as new uses of CH-1504. We plan to continue to strengthen our patent estate on our antifolate portfolio by filing and pursuing additional patents.

Our patent estate for droxidopa includes six pending U.S. patent applications and seventeen related patent applications pending in countries outside the United States, including Europe and Japan which are directed to pharmaceutical compositions comprising droxidopa and therapeutic methods of treatment using droxidopa. We plan to continue to strengthen our patent estate on droxidopa by filing and pursuing additional patents.

The patent estate for the I-3D portfolio includes U.S. Patent No. 7,074,831, issued July 11, 2006, related issued patents in Europe and Mexico, as well as a pending U.S. patent application and a number of related patent applications pending in countries outside the United States.

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

We have a total of 18 employees. We believe the relationships with our employees are satisfactory. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel as we continue to develop our product candidates. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

Where you can find additional information

Our website address is www.chelseatherapeutics.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of March 3, 2010.

Name	Age	Position
Simon Pedder	49	President, Chief Executive Officer and Director
J. Nick Riehle	57	Vice President, Administration and Chief Financial Officer
William D. Schwieterman	52	Vice President, Chief Medical Officer
L. Arthur Hewitt	56	Vice President, Chief Scientific Officer
Keith Schmidt	59	Vice President, Sales and Marketing
Joseph Oliveto	42	Vice President, Operations
Michael J. Roberts	40	Vice President, Business Development

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

William D. Schwieterman, M.D.—Vice President, Chief Medical Officer. Dr. Schwieterman joined the company as an employee and officer in October 2009 after serving for more than a year on our Board of Directors and several years as a consultant and member of our Scientific Advisory Board for rheumatology. He is a rheumatologist and board-certified internist who was formerly Chief of the Medicine Branch and Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials at the FDA. In these capacities and others, Dr. Schwieterman spent 10 years at the FDA in the Center for Biologics overseeing a wide range of clinical development plans for a large number of different types of molecules. Dr. Schwieterman helped author the FDA’s “Good Review Practices” for investigational products, and was instrumental in developing several guidance documents for the industry. Since leaving the FDA, he has acted as an independent consultant to biotechnology and pharmaceutical companies, focusing on clinical drug development and regulatory matters. He currently serves on the board of directors of OXiGENE, Inc., a publicly traded company, and Neumedics, Inc., a privately held drug development company. Dr. Schwieterman holds a B.S. and M.D. from the University of Cincinnati.

L. Arthur Hewitt, Ph.D.—Vice President, Chief Scientific Officer. Dr. Hewitt was named our Chief Scientific Officer in January 2010 after serving as our Vice President, Drug Development since May 2004. Prior to that he served as an independent contractor from January 2003 to May 2004, as Director of Scientific Affairs at Shearwater Corporation, a drug delivery company, from October 2002 until January 2003 and as Director of Scientific Affairs for Amgen Canada from July 1991 until November 2000. During his years at Amgen, Dr. Hewitt oversaw the approval of Neupogen, Stemgen and Infergen. Dr. Hewitt obtained his Ph.D. in Pharmacology from the Medical School at the University of Montreal.

Keith Schmidt, MBA—Vice President, Marketing and Sales. Mr. Schmidt has served as our Vice President, Marketing and Sales since July 2006. In February 2007, Mr. Schmidt became one of our executive officers. Prior to that he was President of his biotech consulting company, Tellico Pharma LLC from June 2005 and served as Vice President of Thomson Healthcare Advanced Therapeutics Communications, a medical education company, from February 2002 until May 2005. From 1996 until January 2002, Mr. Schmidt served as an International Business Leader for Hoffmann-La Roche where he developed and led the global sales and marketing launch efforts for Pegasys and Copegus. Mr. Schmidt earned a Bachelor of Science from South Dakota State University and an MBA from the University of San Francisco.

Joseph Oliveto, MBA—Vice President, Operations. Mr. Oliveto joined us in June 2008 following a two-year assignment as Executive in Residence at Pappas Ventures, a life sciences venture capital firm. Prior to Pappas Ventures, he served in a number of progressively senior positions at Hoffmann-La Roche, most recently as the Global Alliance Director for Roche’s licensing organization. Previous experience at Roche includes clinical development, project management, manufacturing process improvement and global business. During his tenure, he played an integral part in the success of multiple NDA filings, developed comprehensive launch programs, including those for both Pegasys and Copegus, and closed multiple licensing deals. Mr. Oliveto obtained a BA in Chemistry and an MBA from Rutgers University.

Michael J. Roberts, Ph.D.—Vice President, Business Development. Dr. Roberts was named an officer of Chelsea in January 2010 after having served since August 2004 as Senior Director of Business Development. He joined us from Nektar Therapeutics where he was Director of Business Development for their Molecule Engineering technology. Prior to this he was Manager of Biopharmaceutical Research at Shearwater Corporation where he lead and was successful in the development of preclinical drug candidates from initial stages of research through Phase I clinical study. Dr. Roberts obtained his Ph.D. in Materials Science from the University of Alabama in Huntsville and B.S. in Chemical Engineering from Pennsylvania State University.

ITEM 1A.	RISK FACTORS.

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

To date, we have generated no product revenue. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenue. Currently, our primary product candidates are droxidopa and our antifolates portfolio, and none are approved by the FDA nor, with the exception of droxidopa which has Japanese approval, any other regulatory agency for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. We anticipate that 2010 operating expenses will be approximately $38 million, including non cash items.

In order to fund operations and increase our cash reserves in 2010, we may seek to outlicense our products or seek additional sources of financing and such opportunities might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we might never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and might never become profitable. From inception through December 31, 2009 we had losses of $95.5 million. We had net losses of $25.8 million and $35.1 million for the years ended December 31, 2009 and 2008, respectively, and we anticipate losses for the foreseeable future. Actual losses will depend on a number of considerations, including:

•	the pace of commercialization and marketing effort for droxidopa

•	the pace and success of preclinical development and clinical trials for droxidopa, antifolates and other product candidates;

•	possible out-licensing of our product candidates;

•	seeking regulatory approval for our various product candidates;

•	discussions with regulatory agencies concerning the design of our clinical trials;

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	the pace of development of new intellectual property for our existing product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

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

We cannot assure you that we will receive the approvals necessary to commercialize our product candidates including droxidopa, our antifolates, or any other product candidate either currently in our drug candidate portfolio or which we might acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

•	delay commercialization of, and our ability to derive product revenue from, a product candidate;

•	reduce available time during which our intellectual property is protected under various U.S. and foreign patents;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we might otherwise enjoy.

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

In September 2009, we announced that preliminary data from Study 302, the first of our pivotal Phase III trials of droxidopa for the treatment of NOH, did not demonstrate a statistically significant improvement relative to placebo as measured by the study’s primary endpoint. While the study did not meet its primary endpoint, additional analysis confirmed statistically significant symptomatic benefit across five clinically relevant assessment criteria that reflect symptomatic improvements and corroborate other supportive symptom data. Data from the trial also supported the safety and tolerability of droxidopa. Following our analysis of the 302 data, we met with the FDA in November 2009 to obtain greater clarity about our options for completing our planned clinical and registration program for droxidopa and were given approval to change the primary endpoint for our partially completed 301 study. There are, however, significant risks following from our 302 study results as we attempt to formulate a revised clinical plan for droxidopa. Specifically:

•

Despite the change in the primary endpoint of our 301 study and our decision to add additional patients to the study, significance in that endpoint may not be achieved which would further delay our ability to seek approval for droxidopa from the FDA.

•

As a result of the failure to achieve significance in our primary endpoint for the 302 study, the FDA has recommended that we perform a confirmatory pivotal study, which we plan to call study 306. While we believe we have incorporated much of what we have learned during our 302 study analysis into the design of 306, we cannot be sure that the results of this study will meet requirements for FDA approval.

•

We believe that the failure to achieve significance in the primary 302 endpoint and the resulting need for the confirmatory pivotal 306 study will delay the market launch of droxidopa in the US market by just over one year to the first quarter of 2012, compared to our earlier estimate of the second half of 2010, even if we are successful in the 301 and 306 studies and are able to meet all other requirements to the satisfaction of the FDA. While we believe that the design of the 306 study may better meet some of the previously expressed expectations of the EMEA in Europe than either 301 or 302 and thus result in less of a delay there, as of this time we have not discussed the specifics or this trial design with the EMEA and cannot be sure that it will be acceptable. If the EMEA determines that it does not meet their requirements, we can expect a similar delay in Europe as well as in other global markets that we might wish to address. These studies and the regulatory process could take longer than we expect.

•

The targeted geographic distribution of patients for the additional patients being enrolled in Study 301 and the 306 study as well as the targeted mix of patient indications in these studies are different than for the 302 study and the earlier stages of the 301 study and we cannot be certain that we will be able to meet our revised timelines for these studies, particularly with respect to patient recruitment.

•

The delays and risks as outlined above are likely to require additional financing for the droxidopa clinical program, are likely to result in financing at a lower price than might have otherwise been available and might make the process of carrying out such a financing more difficult. If such financing is equity financing it would cause dilution for our stockholders, which could be significant depending on the price and the amount of stock sold.

•	If we require additional capital for the development of droxidopa, we may not be able to raise capital on favorable terms or at all.

•

We may determine that it is in our best interest to out-license droxidopa. However, given the regulatory and financing uncertainties, we may not be able to complete an out-licensing agreement on terms beneficial to us or at all.

Our drug candidates may require extensive reformulation work prior to approval or they may prove unsuitable for further development regardless of reformulation efforts.

We are currently utilizing a formulation of droxidopa in our clinical trials that is obtained from Dainippon Sumitomo Pharma Co., Ltd., or DSP, which uses a process incompatible with FDA GMP guidelines. During 2008, we collaborated with a contract manufacturing organization and successfully developed a GMP compatible formulation of droxidopa. DSP has also finalized an approvable formulation for the US market. While we believe this activity has been successful, final resolution of the manufacturing process and supplier could impact our launch of droxidopa in the US market.

Other formulation issues may arise or prove more significant than anticipated, either with droxidopa, CH-4051 or with other drug candidates in our portfolio.

Our product candidate CH-4051 has had only limited formal clinical trials.

Our product candidate, CH-4051, is in an early stage of development and requires extensive clinical testing. In November 2008, we commenced Phase I dose escalation clinical trials of CH-4051 in humans in Kendle International’s Clinical Pharmacology Unit, Utrecht, Netherlands under the authority of Stichting Therapeutische Evaluatie Geneesmiddelen – Medisch Ethische Toetsingscommissie, an Independent Ethics Committee. It is our intention to commence Phase II clinical trials for CH-4051 in rheumatoid arthritis in 2010. After the completion of those trials and depending on available funding, we may initiate several additional Phase II studies in other indications and, as appropriate, Phase III studies in rheumatoid arthritis with or without a partner. Upon completion of the Phase III studies in rheumatoid arthritis, we hope to use data from these studies to file a NDA in the United States. We currently estimate a global filing of the NDA no sooner than 2013. However, at any point during the process we might decide to focus our efforts on a different lead compound, and we cannot predict with any certainty the success or timing of our clinical trials, if or when we might submit an NDA for regulatory approval of this product candidate or whether such an NDA will be accepted. We do not expect to conduct additional trials or make further investments in the development of CH-1504, formerly our lead antifolate product candidate.

There has been only very limited testing of our I-3D product candidates.

Our I-3D product candidates are early in their development. None of the candidates have had adequate toxicology testing in animals to permit clinical testing and there is no clinical evidence of efficacy for any of these candidates, despite limited similarities with compounds currently marketed by others. Animal toxicology trials on our I-3D compounds may not permit further development of these drugs or we may have to carry out toxicology trials on several compounds before we find one that is appropriate for clinical testing, if at all. Once clinical trials are undertaken, the compound or compounds may not prove adequately safe and efficacious in humans and may not be approved by the FDA or other regulatory agencies. Moreover, because of the scarcity of capital and competing priorities within our development program we do not know when we will be able to continue any such testing or commence clinical trials.

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

•

slower than expected rates of patient recruitment, including the aggregate of approximately 500 patients required to complete the several Phase II and Phase III trials that are or are expected to be ongoing in 2010;

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

We depend upon independent clinical research organizations, investigators and other collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. They might not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. If we cannot successfully enter into new agreements with outside collaborators on acceptable terms, or if we encounter disputes over or cannot renew or, if necessary, amend existing agreements, the development of our drug candidates could be delayed. These collaborators might also have relationships with other commercial entities, some of which might compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Our drug development program also depends upon our partners who are outside our control.

We have licensed certain rights related to droxidopa from DSP and depend upon them for data and support in advancing our clinical program for this compound. In addition, DSP is currently the preferred manufacturer of this compound for our clinical program and commercialization efforts. Without the timely support of DSP or any other partners, our drug development programs could suffer significant delays, require significantly higher spending or face cancellation.

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

We currently have no sales, marketing or distribution capabilities other than as provided by our Vice President of Sales and Marketing. We anticipate expanding our marketing and sales capabilities over the next 18 to 24 months in anticipation of commercializing droxidopa. We would need to allocate resources to, or contract with one or more third parties for, the sale and marketing of our other proposed products. As a result, our future success depends, in part, on:

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

In addition, the U.S. and international healthcare industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. The laws and regulations governing and issued by the FDA and other healthcare policies might change, and additional government regulations might be enacted, which could prevent or delay regulatory approval of our product candidates. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs, including the proposed healthcare reform legislation. Cost-containment measures, whether instituted by healthcare providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, healthcare payers might challenge the price and cost effectiveness of our products. In addition, in many major markets outside the United States, pricing approval is required before sales may commence. As a result, significant uncertainty exists as to the reimbursement status of approved healthcare products.

Developments by competitors might render our products or technologies obsolete or non-competitive.

Companies that currently sell both generic and proprietary compounds for the treatment of rheumatoid arthritis include, but are not limited to, Abbott Laboratories, Amgen, Sanofi-Aventis, Barr Laboratories, Boehringer Ingelheim Pharma, Hoffmann-La Roche, Johnson & Johnson, Bristol-Myers Squibb and Mylan Laboratories. Alternative technologies are being developed to treat rheumatoid arthritis by numerous companies including Pfizer, Rigel, UCB, and GSK which are in advanced clinical trials or filed with regulatory agencies. Companies that currently sell compounds used for the treatment of orthostatic hypotension include Shire, Mylan Pharmaceuticals, Eon Labs, Impax Laboratories and King Pharmaceuticals. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

While the FDA has indicated that they might remove midodrine from the market, we can have no assurances that it will be removed.

The FDA has indicated publically that unless two studies are successfully completed within a specified timeframe to confirm the symptomatic benefit of midodrine, the agency will consider removing midodrine from the market. Midodrine is the only approved compound for orthostatic hypotension in the U.S. and its removal could facilitate higher sales and/or more rapid acceptance of Northera™ (droxidopa) in this indication. However the FDA has never removed a drug under similar circumstances and we can provide no assurance that they will do so in the case of midodrine.

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

We are a party to a license agreement with M. Gopal Nair under which we license patent rights for our product candidate CH-4051 and other antifolates. Similarly, we license patent and/or certain other rights from DSP for droxidopa. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various milestone payments, royalty payments and other obligations on us. If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. If a licensor challenges our license position, our competitive position and business prospects could be harmed.

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

We are a small, development stage company. Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. We currently have 18 employees. We may also have to augment our operational, financial and management systems and hire and train even more qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

As a small, development stage company, we are highly dependent on our executive officers, including particularly our Chief Executive Officer, Simon Pedder, Ph.D., and our principal scientific, regulatory and medical advisors. Dr. Pedder is the only executive officer whose employment with us is governed by an employment agreement, and the term of employment under that agreement expires in May 2012. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

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

Since listing with the NASDAQ Stock Market in May 2006, the trading volume for our stock has varied significantly from day to day and often the number of shares traded has been low. No assurance can be given that the current level of liquidity will be maintained or that a more liquid trading market will develop. Any large transactions in our common stock might be difficult to conduct and may cause significant fluctuations in the price of our stock.

The prices at which shares of our common stock are traded will likely be volatile.

You should expect the prices at which our common stock is traded to be highly volatile. Since the commencement of NASDAQ trading in May 2006, the price has varied from a low of $1.09 to a high of $8.41. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delays or failures in initiating, completing or analyzing preclinical or clinical trials or the unsatisfactory design or results of these trials;

•	success or delays in commercialization of our product candidates;

•	market acceptance of our product candidates;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

In addition, the stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that might have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance.

We have never paid dividends and do not intend to pay cash dividends.

We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance our future operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease 9,956 square feet of office space in Charlotte, North Carolina. This lease currently requires us to make monthly payments of $19,613. The lease expires on October 15, 2013 and calls for annual rent increases of 3%. The lease had initially provided an option to rent an additional 3,000 square feet of adjacent space. We elected to let that option lapse in November 2009. A security deposit equal to four months’ rent, or $76,163, was paid upon signing the lease. We believe that our current facilities are adequate to meet our needs until at least the second half of 2011.

ITEM 3. LEGAL PROCEEDINGS.

We are not subject to any pending legal proceeding, nor are we aware of any threatened claims against us.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”) under the symbol “CHTP” since May 2, 2006 and traded on the Over-the-Counter Bulletin Board under the symbol “CHTP.OB” from July 29, 2005 through May 1, 2006 and under the symbol “IVRC.OB” from August 18, 2004 through July 28, 2005. The following table sets forth the high and low prices of our common stock for the reported periods, as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Trading on our common stock had historically been sporadic, exemplified by low trading volume, with 213 of 673 trading days between our listing on NASDAQ and the end of 2008 having fewer than 10,000 shares traded. However, only 20 trading days in 2009 had such low trading volume.

	High	Low
Fiscal year ended December 31, 2008
First Quarter	$8.41	$4.77
Second Quarter	$6.00	$4.45
Third Quarter	$6.90	$2.67
Fourth Quarter	$3.42	$1.09

Fiscal year ended December 31, 2009
First Quarter	$2.17	$1.27
Second Quarter	$5.00	$1.45
Third Quarter	$7.51	$1.71
Fourth Quarter	$3.42	$2.00

As of March 9, 2010, the last sale price of our common stock on NASDAQ was $2.90 per share. As of March 9, 2010, there were approximately 2,634 stockholders of record.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be reinvested to finance our operations.

The market prices for securities of pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors, such as fluctuations in our operating results, announcements of technological innovations or new therapeutic products by us or others, clinical trial results, developments concerning agreements with collaborators, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, future sales of substantial amounts of common stock by existing stockholders and general market conditions, can have an adverse effect on the market price of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth financial data with respect to us as of and for the five years ended December 31, 2009 and the period from April 3, 2002 (inception) through December 31, 2009. The selected financial data below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Years ended December 31,					Period from April 3, 2002 (Inception) through December 31, 2009
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$23,985	$27,109	$12,336	$6,864	$5,516	$77,619
Sales and marketing	2,289	1,561	1,294	642	524	6,480
General and administrative	4,076	3,727	2,875	2,028	2,076	15,793

Total operating expenses	30,350	32,397	16,505	9,534	8,116	99,892

Operating loss	(30,350)	(32,397)	(16,505)	(9,534)	(8,116)	(99,892)
Interest income, net of expense	188	1,701	1,423	863	200	4,349
Other income (expense)	4,390	(4,390)	—	—	—	—

Net loss	$(25,772)	$(35,086)	$(15,082)	$(8,671)	$(7,916)	$(95,543)

Net loss per basic and diluted share of common stock	$(0.82)	$(1.17)	$(0.66)	$(0.46)	$(0.64)

Weighted average number of basic and diluted common shares outstanding	31,549,739	30,027,031	22,936,780	18,780,638	12,321,061

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,295	$21,533	$34,076	$3,111	$3,173
Short-term investments, net	11,450	10,306	28,638	12,786	—
Working capital	12,671	20,260	57,910	14,080	2,328
Long-term investments, net	—	11,329	—	—	—
Total assets	34,349	44,130	63,163	16,171	3,427
Line of credit payable	11,466	7,277	—	—	—
Deficit accumulated during the development stage	(95,543)	(69,771)	(34,685)	(19,604)	(10,932)
Total stockholders’ equity	12,852	24,548	57,967	14,137	2,384

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we are developing a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or NOH, and related conditions and diseases along with our development of prescription products for multiple autoimmune disorders including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

We are currently focusing the majority of our drug development resources on two clinical stage development projects: droxidopa for symptomatic NOH and other potential indications; and our portfolio of non-metabolized antifolate compounds for the treatment of rheumatoid arthritis. Droxidopa, our most advanced investigational product candidate, is an orally active synthetic precursor of norepinephrine. It is being developed for the treatment of symptomatic NOH and is currently approved and marketed in Japan for the treatment of symptomatic NOH, freezing of gait in Parkinson’s Disease, or PD, and intradialytic hypotension, or IDH. During 2007, the FDA granted orphan drug status to droxidopa for the treatment of symptomatic NOH and the EMEA granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure, or PAF, and patients with multiple system atrophy, or MSA. Droxidopa is currently in Phase III clinical trials designed to support the registration of droxidopa, under the brand name Northera™, in the United States for the treatment of symptomatic NOH.

In September 2009, we announced preliminary data from Study 302, the first of our pivotal double-blind Phase III trials, designed to compare droxidopa to placebo for the treatment of symptomatic NOH. While strong symptomatic benefit was demonstrated during the open-label dose titration and run-in phase of the trial, results of the trial did not demonstrate a statistically significant improvement relative to placebo, as measured by the mean score of Item 1 (dizziness or light-headedness) of the Orthostatic Hypotension Symptom Assessment, or OHSA, scale during the double-blind phase of the trial, the study’s primary endpoint. While the study did not meet its primary endpoint, additional analysis confirmed statistically significant symptomatic benefit across five clinically relevant assessment criteria that reflect symptomatic improvements and corroborate other supportive symptom data. Data from the trial also supported the safety and tolerability of droxidopa.

In December 2009, we announced that after meeting with the FDA to obtain greater clarity about our options for completing the planned clinical and registration program for droxidopa, the FDA had agreed for us to change the primary endpoint and increase the enrollment of Study 301, our other ongoing pivotal Phase III trial, being conducted under a Special Protocol Assessment, or SPA. The primary endpoint of the trial will now be the relative improvement in the Orthostatic Hypotension Questionnaire (OHQ) composite score between droxidopa and placebo. The FDA agreed that the revised primary endpoint reflects a more comprehensive global assessment of the clinical benefit of droxidopa for the treatment of symptomatic NOH in primary autonomic failure, a heterogeneous population consisting of patients suffering from PD, MSA, PAF, Dopamine-ß-hydroxylase deficiency and non-diabetic autonomic neuropathy and would therefore be suitable for supporting a symptomatic claim. Although we had already enrolled 126 patients, exceeding our initial target enrollment of 118 patients, in Study 301 by September 2009, the results were not unblinded. To further de-risk the study and maximize the potential significance of the outcome, we decided to increase the power of the study to greater than 80% by randomizing an additional 24 patients by reopening enrollment at select North American centers. The FDA subsequently confirmed that the SPA originally awarded to Study 301 in 2008 remained in effect following the protocol amendments approved by the FDA in December 2009.

The FDA also recommended that we submit a confirmatory pivotal study to support an NDA filing and that such study could be contained to a small, highly enriched, homogeneous patient population. Based on this recommendation, we plan to initiate a new clinical trial, Study 306, in 2010. Study 306 is a randomized, double-blind, placebo-controlled, induction-design Phase III trial evaluating up to 84 patients with symptomatic NOH associated with PD. The trial will be approximately 12 weeks in duration and include an initial, blinded dose titration period lasting up to two weeks, after which all patients will continue into an 8-week double-blind treatment period. The primary endpoint of the trial will be the relative improvement versus placebo in the OHQ composite score.

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

In addition to droxidopa, we are currently developing a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051. In March 2009, we announced positive results from the completed Phase II head-to-head clinical trial of CH-1504 for the treatment of rheumatoid arthritis. This trial was designed to compare the efficacy and tolerability of CH-1504 against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. The analysis showed comparable ACR20/50/70 response rates to patients treated with 0.25mg, 0.50mg and 1.0mg of CH-1504 against patients treated with a standard 20mg weekly oral dose of methotrexate. In addition, the efficacy of CH-1504 was associated with improved tolerability and reduced liver enzyme elevations compared with methotrexate. In April 2009, we announced positive findings from our Phase I study of CH-4051, the L-isomer of CH-1504. Data from this single and multiple ascending dose study demonstrated that CH-4051 is safe and well tolerated up to a maximally tolerated dose of 7.5mg.

Following the completion of our Phase I studies, we plan to initiate a Phase II designed to compare CH-4051 to methotrexate in methotrexate non-responder rheumatoid arthritis patients. This Phase II study is a double-blind, multiple-arm randomized study with a primary efficacy endpoint of the ACR hybrid score that combines a continuous scale of percentage improvement with the well known ACR20/50/70. The trial is expected to be initiated in the second quarter of 2010. Complementing our antifolate program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMEA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates although we could potentially generate revenue by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market any such products until, at the earliest, 2012. Development expenses incurred from inception to December 31, 2009 have been funded with proceeds from equity financings completed in December 2004, February 2006, March 2007, November 2007 and July 2009. On March 5, 2010, we completed another equity financing. To the extent we move our products into additional clinical trials and expand our commercialization and marketing efforts for droxidopa, our need to finance operating costs will continue. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development and/or commercialization of the products.

Revenue and Cost of Revenue

We have not generated any revenue from licensing, milestones or product sales through December 31, 2009. We do not expect to generate product revenue within the next 22 to 24 months but may decide to outlicense one or more of our drug product candidates during that timeframe. If successful, we would anticipate revenue to be recorded from such a transaction. However, we might never be able to generate revenue. None of our existing product candidates are expected to be commercially available until, at the earliest, 2012, if at all.

Research and Development

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and preclinical and clinical testing of our licensed pharmaceutical candidates, including salaries and related personnel costs, fees paid to consultants and outside service providers for drug manufacture and development, certain legal expenses and other expenses. All of our major research and development projects subject us to drug development and regulatory risks, including specifically risks of delays and cost over-runs that could be material to our financial condition and results of operations. For certain programs, we might rely on collaborative partners or our ability to enter into collaborations on favorable terms in order to advance a product candidate and pay a portion of the research and development expenses. See “Item 1A. Risk Factors.” We expense our research and development costs as they are incurred. Research and development expenses, related to our three major research and development projects, for the years ended December 31, 2009, 2008 and 2007 were approximately $24.0 million, $27.1 million and $12.3 million, respectively, and are detailed as follows:

	Years ended December 31,
(in thousands)	2009	2008	2007
Antifolates	$2,300	$8,900	$4,500
Droxidopa	21,700	18,200	7,000
I-3D	—	—	800

	$24,000	$27,100	$12,300

Sales and Marketing

Selling and marketing expenses consist primarily of salaries and related expenses that support our business development activity, promotional expenses, expenses related to the branding, pricing and market analysis of our pharmaceutical compounds and certain legal expenses.

General and Administrative

General and administrative expenses focus on the support of administrative activities and consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses for such personnel, consulting and professional fees and other corporate expenses, including general legal and accounting activities, certain taxes and other government fees and facilities-related expenses.

Corporate History

On February 11, 2005, we completed a merger with Ivory Capital Corporation, a publicly traded Colorado corporation, in which a wholly owned subsidiary of Ivory Capital was merged with and into Chelsea, and Chelsea became a wholly owned subsidiary of Ivory Capital. The merger resulted in a change of control of Ivory Capital, with the former stockholders of Chelsea owning approximately 96.75% of the resulting entity, after assuming the conversion of all outstanding options and warrants. In addition, the terms of the merger provided that the sole officer and director of Ivory Capital would be replaced by the officers and directors of Chelsea. The transaction was accounted for as a reverse acquisition with Chelsea as the acquiring party and Ivory Capital as the acquired party, in substance, a reorganization of Chelsea. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Chelsea unless the context indicates otherwise. On July 28, 2005, Ivory Capital Corporation merged with Chelsea Therapeutics International, Ltd., with Chelsea Therapeutics International, Ltd. as the surviving corporation. As a result, Chelsea Therapeutics International, Ltd. is the public reporting company and is the 100% owner of Chelsea Therapeutics, Inc., its operating subsidiary.

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

Comparison of Years ended December 31, 2009 and 2008

(in thousands, except percentages)	For the Year ended December 31, 2009	For the Year ended December 31, 2008	$ Increase	% Change
Research and development expense	$23,985	$27,109	$(3,124)	-12%
Sales and marketing expense	2,289	1,561	728	47%
General and administrative expense	4,076	3,727	349	9%
Interest income	337	1,707	(1,370)	-80%
Interest expense	(149)	(5)	(144)	2880%
Other (income) expense	(4,390)	4,390	(8,780)	-200%

Research and development expenses. We continued to incur significant development expenses in 2009, primarily related to our extensive clinical testing programs, particularly, clinical activities for droxidopa, including our pivotal Phase III trials in NOH and Phase II trial in fibromyalgia. In addition, we incurred costs associated with our Phase II study of CH-1504 in rheumatoid arthritis, completed in March 2009, and our Phase I dosing study of CH-4051, completed in April 2009. Other activities contributing to expenses in 2009 include manufacture, formulation, labeling and packaging and regulatory costs. As a percentage of operating expenses, research and development costs were 79% for the year ended December 31, 2009 compared with 84% for the same period of 2008. Also contributing to our expenses were compensation and related costs in both periods. A significant component of our costs in 2008 was related to the ongoing Phase II clinical trial for CH-1504 in rheumatoid arthritis and investigational activities for follow-on molecules in our portfolio of antifolates. We also incurred significant costs during 2008 for clinical activities for droxidopa including the start of our Phase III programs in NOH and our Phase II study in IDH. Other activities for droxidopa included manufacturing and formulation costs in support of the clinical programs and license milestone payments for dosing in a Phase III trial.

Droxidopa. From inception through December 31, 2009, we had spent approximately $49 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, co-development or other type of collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $25 million more, primarily to complete our Phase III clinical trials and submit an NDA, under the brand name Northera™, to the FDA. These estimated costs do not include license payments, FDA filing-related costs or commercial drug product purchases made prior to NDA approval. These estimated costs do include the costs of the recently identified changes to our planned registration program, including approximately $9 million for our confirmatory pivotal Phase III study, Study 306, $3 million for the randomization of additional patients into Study 301 and $4 million for the extension of our safety and access programs through 2011. Assuming FDA approval of droxidopa for marketing in the United States, we currently anticipate launching the product and having initial sales or royalty revenue from it in the first quarter of 2012. In addition to the spending requirements above, we plan to spend up to approximately $2.5 million in 2010 for clinical proof of concept studies in other indications unrelated to the NOH registration and commercialization program.

Antifolates. From inception through December 31, 2009, we had spent approximately $26 million in research and development expenses on our portfolio of antifolates. We currently intend to seek a partner to assist us in the development of our antifolates after the completion of Phase II proof-of-concept studies for CH-4051 in rheumatoid arthritis, expected in 2011. We estimate that we will spend approximately $13 million for this study in 2010 and 2011. Assuming an approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2014.

I-3D Portfolio. From inception through December 31, 2009, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and indentify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Although we had no formalized selling activities, the increase in sales and marketing expenses in 2009 were attributable to costs of initiating market research and commercialization activities for droxidopa in anticipation of positive results of Study 302. In addition, we performed market analysis studies for both droxidopa and our antifolates. Other expenses included compensation and related costs, legal expenses and related costs for our intellectual property and travel costs for our business development efforts. During 2008, we incurred expenses of a similar nature but rather than preliminary marketing activities related to the planned commercialization of droxidopa, our efforts were focused on the printing of educational materials and a pricing study for droxidopa.

General and administrative expenses. The increase in general and administrative expenses primarily consists of an increase in compensation and related expenses. The remainder of the increase is related to moderate increases in other categories of spending during the period including office rent related to our headquarters and professional fees for accounting services offset by a decrease in franchise tax expense due to the impact of 2008 operating losses on the taxable equity base.

Interest income. At December 31, 2009, we had cash and cash equivalents of $22.3 million and short-term investments of $11.45 million. Although the funding received from our July 2009 financing, proceeds from the sale and redemption of auction rate securities, or ARS, and additional funding under the line of credit we have with UBS allowed us to maintain a higher than expected average cash and investments level over the period, the average cash and investment level during 2009 was significantly lower than the level for the same period of 2008. When those lower average levels are combined with the loss of interest income on ARS earned in 2008, the deterioration of overall market interest rates and a shift of our holdings in 2008 and 2009, other than ARS, into non-interest bearing accounts, Treasury funds, low-yielding commercial money market account and similar investments, interest earned decreased by $1.4 million.

Other (income) expense. During the year ended December 31, 2009, we recorded a gain of $4.4 million on the recovery of previously recorded impairment losses for ARS that were redeemed at par and an increase in the fair value of our ARS Rights (see “Liquidity and Capital Resources – Auction Rate Securities” for a description). During the year ended December 31, 2008, we had recorded the subsequently recovered other-than-temporary impairment loss related to our investments in ARS of approximately $4.4 million.

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

General and administrative expenses. The $0.8 million increase in general and administrative expenses consists of a $0.1 million increase in compensation and related expenses; a $0.3 million increase in non-cash stock-based compensation based on stock option grants made in February 2008, the fair values of which reflect our increased stock price and volatility; a $0.1 million increase in rent and facilities costs related to our new corporate headquarters; and a $0.1 million increase in franchise taxes due to our 2007 issuances of stock for financing purposes and the related increase in our stockholders’ equity.

Interest income. At December 31, 2008, we had cash and cash equivalents of $21.5 million and investments, classified as short-term and long-term with a par value of approximately $26.0 million. Although we maintained a higher average cash and investments level over the year, interest earned increased by only $0.3 million, reflecting general reductions in interest rates and the shift of our holdings, other than ARS, into Treasury funds and similar investments.

Other expense. Based on a fair value analysis, we recorded an other-than-temporary impairment charge related to our investment in ARS of approximately $6.4 million, offset by a gain of $2.0 million recorded based on the fair value of the ARS Rights obtained related to the future redemption of certain of those ARS.

Liquidity and Capital Resources

From inception to December 31, 2009, we have incurred an aggregate net loss of approximately $95.5 million as a result of expenses similar in nature to those described above.

As of December 31, 2009, we had working capital of approximately $12.7 million, cash and cash equivalents of approximately $22.3 million and short-term investments of approximately $11.45 million that are collateral for our line of credit. We have financed our operations primarily through sales of our stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities and proceeds from a line of credit, secured by investments in ARS, with UBS offset by funds utilized for operating and investing activities. Our financing activities are more fully described in “Financings” below.

Auction Rate Securities

At December 31, 2009, our short-term investments of $11.45 million consisted of the fair value of principal invested in certain ARS and the fair value of the ARS Rights. The ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction on 28 or 35 day cycles. Although the monthly auctions had historically provided a liquid market for these securities, in early 2008, with the liquidity issues in the global credit and capital markets, auctions for these, and similar, securities began to fail and by March 2008, market activity had essentially ceased. Our investments in these securities represent interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us includes mortgage, credit card or insurance securitizations. As of December 31, 2009, our ARS holdings had a par value of $11.45 million and all but approximately $4.4 million were AAA/Aaa rated and insured by the Federal Family Education Loan Program (FFELP) and/or over-collateralized by more than 10%. Of the remaining $4.4 million, all were collateralized at 100% and, consistent with our investment policy at the time of purchase, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings.

Beginning in early February 2008, we experienced difficulty in liquidating our ARS as the amount of securities submitted for auction exceeded the market demand and auctions began to fail. When the auctions for these securities fail, the investments are not readily convertible into cash until a future auction is successful, secondary markets emerge, the securities are redeemed by the issuer or they mature.

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

During the fourth quarter of 2008, we finalized the details of our settlement agreement with UBS under the published terms accepting the terms of the settlement agreement from UBS for ARS Rights (the “ARS Rights”) for our illiquid ARS holdings purchased from and maintained at UBS as of February 13, 2008. The ARS Rights provide us with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expire on July 2, 2012. UBS also agreed that an affiliate would provide us with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of our ARS holdings as of October 31, 2008. In March 2009, the line of credit was amended to provide us with a credit line of up to the full par value of our ARS holdings at UBS and, accordingly, we have fully drawn down the line of credit and have recorded a corresponding liability at December 31, 2009 of $11.47 million, including accrued interest. Though the loan is payable on demand, if the UBS affiliate should exercise its right to demand repayment of any portion of the loan prior to the date we can exercise our ARS Rights, UBS and its affiliates would be required to arrange for alternative financing on terms and conditions substantially the same as those contained in the line of credit agreement. If alternative financing cannot be established, then UBS AG, or one of its affiliates, will purchase our pledged UBS ARS at par. As a result, the loan and any alternative financing will not be payable by us prior to the time that we are able to exercise our UBS ARS Rights in accordance with our agreement with UBS. We expect to repay the line of credit with the proceeds from the exercise of those ARS Rights. Proceeds of any sales of our UBS ARS will first be applied to repayment of the line of credit with the balance, if any, deposited into our account. Per the terms of the ARS Rights that allow us to redeem our ARS holdings at UBS on June 30, 2010, at the earliest, we have classified the fair value of our ARS holdings at UBS and the fair value of the associated ARS Rights as short-term assets at December 31, 2009. Accordingly, we have also classified the liability recorded for the line of credit as a short term liability at December 31, 2009.

Based on our estimate of fair value, utilizing a discounted cash flow model that approximates the values determined by UBS under their independent methodology, no additional trading loss for the year ended December 31, 2009 was deemed necessary. In addition, we recorded other income and a corresponding increase in the asset of $0.2 million for the increase in the fair value of the ARS Rights recognized upon the full funding of par value under our line of credit. As of December 31, 2009, the fair value of our ARS holdings combined with the fair value of our ARS Rights total 100% of the par value of all ARS holdings at UBS.

The valuation of our ARS investment portfolio is sensitive to market conditions and is based on our best estimate given the facts available at the balance sheet date. The assumptions we utilized in the estimate of fair value have been difficult to predict and the resulting fair value estimate has been subject to fluctuation. However, with our success in gaining full liquidity on our remaining ARS holdings at UBS, the future risk of such fluctuations is effectively offset by corresponding changes in the fair value of the ARS Rights.

General

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our commercialization and marketing activities for droxidopa and our efforts to secure opportunities for strategic alliances. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing or strategic alliances. On March 5, 2010, we successfully completed a registered direct offering of our common stock along with warrants for the purchase of our common stock, generating net proceeds of approximately $16.8 million. Management believes that these funds, combined with cash on hand at December 31, 2009, will be sufficient to meet our operating needs into the first quarter of 2011. We continue to actively pursue additional sources of liquidity, including but not limited to, strategic relationships, out-licensing of our products, public or private sales of equity or debt and other sources. Such strategic relationships or out-licensing arrangements might require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs. From inception through December 31, 2009 we had losses of $95.5 million. We had net losses of $25.8 million and $35.1 million for the years ended December 31, 2009 and 2008, respectively, and we anticipate losses at least through 2010 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

•	continuing discussions with regulatory agencies concerning the design and results of our clinical trials;

•	the pace and success of development activities, including clinical programs for droxidopa, antifolates and other product candidates;

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	seeking regulatory approval for our various product candidates;

•	the pace of commercialization and marketing efforts for droxidopa;

•	possible out-licensing of our product candidates;

•	the pace of development of new intellectual property for our existing product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

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

Financings

On March 5, 2010, we raised gross proceeds of approximately $18.2 million through the sale of 6,700,000 shares of common stock plus warrants for the purchase of 2,345,000 shares of common stock. The warrants permit the holders to purchase the underlying common shares at $2.79 each and are exercisable in whole at any time, or in part from time to time, during the period commencing six months after the date of issuance and ending three years from the date of issuance. These shares were offered pursuant to our shelf registration statement as filed with the Securities and Exchange Commission, or SEC, under which we may offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60 million. Such registration statement became effective as of August 20, 2009. In connection with this offering, we estimate we will pay commissions and other offering-related costs of approximately $1.4 million.

On July 28, 2009, we raised gross proceeds of approximately $13.3 million through the sale of 3,325,000 shares of common stock. These shares were offered pursuant to our prior shelf registration statement, as amended effective July 22, 2009 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, as filed with the SEC under which we could offer shares of common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $62,218,060. There are no more securities available under this shelf registration. In connection with the July 2009 offering, we received net proceeds, after deducting placement fees and offering expenses, of approximately $12.4 million.

On November 8, 2007, we raised gross proceeds of approximately $48.9 million through the sale of 7,388,172 shares of our common stock in a registered direct offering. These shares were offered pursuant to our prior shelf registration statement as filed with the SEC, under which we were able to offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60.0 million, prior to its amendment. Such registration statement became effective as of October 11, 2007. In connection with this offering, we paid commissions and other offering-related costs of approximately $3.2 million.

On March 22, 2007, we raised gross proceeds of approximately $12.5 million through the private placement of 2,648,306 shares of our common stock plus warrants for the purchase of 794,492 shares of our common stock. The aggregate fair value of these warrants was approximately $1.3 million. The warrants permit the holders to purchase the underlying common shares at $5.66 each and are exercisable in whole at any time, or in part from time to time, for cash, for five years from the date of issuance. The warrants are redeemable at par value at our option in the event that the volume weighted-average closing price of our common stock is greater than $12.00 per share for any 20 consecutive trading days provided we give 60 business days’ written notice to the holders and simultaneously call all warrants on the same terms. Under the terms of the placement, we agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on August 7, 2007. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.0 million in cash.

On February 13, 2006, we raised gross proceeds of approximately $21.5 million through the private placement of 7,166,666 shares of our common stock plus warrants for the purchase of 2,149,999 shares of our common stock. The aggregate fair value of these warrants was approximately $1.1 million. The warrants permit the holders to purchase the underlying common shares at $4.20 each and are redeemable at our option in the event that the volume weighted average closing bid price of our common stock for any 20 consecutive trading days is at least $9.00 per share. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.6 million in cash and issued warrants to the placement agent for the purchase of 716,666 shares of our common stock with an exercise price of $3.30 per share, or 110% of the price of the shares sold in the offering and an aggregate fair value of approximately $0.7 million. Under the terms of the financing, we filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on March 29, 2006.

In December 2004, we raised gross proceeds of approximately $14.5 million through the private placement of 5,532,994 shares of our common stock. The amount raised included the conversion of a $1.7 million stockholder loan along with accrued interest, for which a total of 677,919 shares of common stock were issued. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.0 million in cash and issued warrants to the placement agent for the purchase of 483,701 shares of our common stock with an aggregate fair value of approximately $14,000.

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

In 2004, as consideration for these rights, we paid $150,000 and issued Dr. Nair and his designees 471,816 shares of common stock at an estimated aggregate value of $402. As additional consideration, we agreed to pay to Dr. Nair and or his designees: (1) royalties on the sales should any compounds be approved for commercial sale; (2) milestone payments, payable upon achievement of clinical milestones; and (3) payments to be made on specified anniversary dates, some of which were payable in equity, at our discretion. We made milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, we issued 26,643 shares of our common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment for 2007. In March 2008, we made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, we issued 30,612 shares of common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000. In April 2009, we made the 2009 anniversary milestone payment of $150,000. At December 31, 2009, remaining potential future milestone payments, which are subject to our rights to terminate the license agreement, totaled approximately $1.35 million.

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

In May 2006, we entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd., or DSP, for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information relating to droxidopa including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, we paid DSP $100,000 and issued 63,131 shares of our common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, we agreed to pay DSP and or its designees: (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the agreement. In January 2007, we received notification that the FDA had granted orphan drug designation for droxidopa for the treatment of symptomatic neurogenic orthostatic hypotension. Based on the terms of the DSP agreement, the granting of orphan drug designation for droxidopa triggered a milestone payment to DSP of $250,000. We made such payment in February 2007. In February 2008, we made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase III study. At December 31, 2008, remaining potential future milestone payments, subject to our right to terminate the license agreement, totaled $3.25 million.

Subsequent to execution of the agreement, we agreed that DSP would initiate, and we would fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with cGMP regulations and all existing manufacturing requirements of the FDA. Such activities were completed as of December 31, 2009.

In May 2006, we entered into a development and commercialization agreement with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the development agreement, an initial payment of $1.0 million was made to Active Biotech during 2006 with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties. At December 31, 2006, we had expensed the entire $1.0 million payment. At December 31, 2007, we had expensed cumulative costs of $1.0 million under the program, in excess of the initial payment of $1.0 million, related to costs of research and development. During 2008, we ceased joint discovery efforts with Active Biotech on this portfolio and, accordingly, recorded no costs related to this program during 2009 or 2008. In April 2008, we entered into a termination and assignment agreement with Active Biotech, whereby Active Biotech discontinued its participation in the I-3D co-development program and assigned its entire right, title and interest in the portfolio to us in exchange for royalties on future sales. The termination agreement also eliminated our obligation related to payment of potential future development milestones under the development agreement.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and discovery efforts and our marketing and branding initiatives. Based on our resources at December 31, 2009, the proceeds of our equity financing in March 2010 and our projection of spending needs during 2010, we believe that we have sufficient capital resources to meet our operating needs into the first quarter of 2011.

We have based our estimate on assumptions that might prove to be incorrect. The extent of our available resources and the actual amount of funds we will need to operate is subject to many factors, some of which might be beyond our control. These factors include the following:

•	the progress of our research activities;

•	the costs and timing of regulatory approvals;

•	the number and scope of our research programs;

•	opportunities to sub-license our existing compounds to others;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements; and

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

Potential sources of additional liquidity include strategic relationships, out-licensing of our products, public or private sales of equity or debt, the exercise of warrants by our warrant holders and other sources. We might seek to access the public or private equity markets again when and if conditions are favorable due to our long-term capital requirements. It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we might be unable to carry out our business plan. As a result, we might have to significantly delay certain activities or limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Contractual Obligations and Commitments

As of December 31, 2009, we have known contractual obligations and commitments of approximately $8.8 million, primarily related to contracted research and development activities. To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2009:

	Payments due by period
Category	Total	< 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$954,239	$244,532	$502,901	$206,806	$—
Purchase obligations	7,806,491	5,748,940	2,057,551	—	—

Total	$8,760,730	$5,993,472	$2,560,452	$206,806	$—

In addition, we have entered into certain other agreements that, as of December 31, 2009, might require us to make contingent milestone payments of up to approximately $4.75 million over the life of the agreements upon the achievement of certain clinical or commercial milestones. Such future payments are subject to our right to terminate the agreements. In the event that the milestones are not achieved, we elect not to pursue further testing of the drug candidate or we terminate such agreements, we will have no further obligations under the agreements. The uncertainty relating to the timing and occurrence of the commitments described prevents us from including them in the table above.

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

Accounting for Stock-Based Compensation

We account for our stock options utilizing the fair value based method of accounting for stock options or similar equity instruments. In determining the fair value of the equity instrument, we consider, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying shares and (v) anticipated future forfeitures. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our awards. We estimate the expected life of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividends reflect our current and expected future policy for dividends on our common stock. To determine the expected stock price volatility for our stock options, we examine historical volatilities for industry peers closely related to the current status of our business, but with sufficient trading history to be able to determine volatility. Utilizing a weighted average calculation to account for the limited price history of our stock, we analyze the historical volatility of our stock price in combination with the historical volatility of the industry peers selected to determine an appropriate volatility factor. We plan to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for our common stock becomes available. Given the limited service period for our current employees and the senior nature of the roles for those employees, we had estimated that we would experience no forfeitures or that our rate of forfeiture would be immaterial to the recognition of compensation expense for those options currently outstanding. Our results of operations include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Available-for-Sale and Trading Investments

Investments consist of investments in ARS. ARS are generally long-term debt instruments for which interest rates are reset through a Dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. As all of our investments in ARS at December 31, 2009 are currently being held principally for the purpose of selling them in the near term they are classified as trading securities. We have elected the fair value option in accounting for our trading securities and, accordingly, account for such investments at their determined fair value.

Fair Value Measurements and the Fair Value Option

For financial assets and liabilities and any other assets and liabilities carried at fair value, we complete analyses of fair value and provide certain disclosures about fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, we perform analyses on a consistent basis and design our disclosures surrounding such analyses and the fair value determined at the balance sheet date to meet required presentation and disclosure requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At December 31, 2009, our investments primarily consisted of monies on deposit in non-interest bearing accounts and money market accounts and ARS with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month or, should those auctions fail, as determined by contractual obligation. All investments to date have been made in U. S. dollars and accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. To assess our interest rate risk, we performed a sensitivity analysis projecting potential future interest earnings on investments in which we estimated the impact of a 1%, or 100 basis point, increase or decrease in our average interest rate over a 12 month time horizon. This analysis resulted in a potential effect of approximately $115,000 on the interest earned on investments.

At December 31, 2009, we had investments in ARS with par value of $11.45 million and an estimated fair value of $9.25 million and ARS Rights with an estimated fair value of $2.2 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, liquidity issues, beginning in 2008, virtually shut down most active market transactions for ARS. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the FFELP. None of the ARS investments in our portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced in global credit and capital markets have prevented us from liquidating our ARS investments as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand related to the ARS auctions is expected to continue, we have successfully completed settlements for all of our ARS holdings and have received funding equivalent to 100% of the par value of our investments in ARS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of the financial statements filed herewith is found on page 53.

(b) The unaudited quarterly financial data for the two-year period ended December 31, 2009 is as follows:

	Year ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$7,838,728	$7,774,601	$8,276,681	$8,507,302
Loss from operations	(7,838,728)	(7,774,601)	(8,276,681)	(8,507,302)
Other expense	(1,566,246)	—	(2,109,927)	(714,314)
Net loss	(8,675,526)	(7,317,003)	(10,080,394)	(9,013,228)
Basic and diluted net loss per share (a)	(0.29)	(0.24)	(0.34)	(0.30)

	Year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$7,854,679	$9,411,369	$7,085,736	$5,998,448
Loss from operations	(7,854,679)	(9,411,369)	(7,085,736)	(5,998,448)
Other income (expense)	426,412	4,127,997	(8,117)	32,026
Net loss	(7,428,267)	(5,283,372)	(7,093,853)	(5,966,422)
Basic and diluted net loss per share (a)	(0.25)	(0.18)	(0.22)	(0.18)

(a)

Basic and diluted net loss per share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. As such, the sum of the quarters may not necessarily be equal to the full year loss per share amount. Basic and diluted net loss per share are identical since potentially dilutive securities are excluded from the calculations, as the effect would be anti-dilutive for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in internal control over financial reporting.

Management has determined that, as of December 31, 2009, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and the Guidance for Smaller Public Companies as published by COSO in June 2006. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, which has audited the financial statements included in Part IV, Item 15 of this report, has also audited our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd. and Subsidiary

We have audited Chelsea Therapeutics International, Ltd and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chelsea Therapeutics International, Ltd. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chelsea Therapeutics International, Ltd. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years in the period ended December 31, 2009, and for the period from April 3, 2002 (inception) through December 31, 2009 of Chelsea Therapeutics International, Ltd. and Subsidiary and our report dated March 10, 2010, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

March 10, 2010

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the information under the headings “Proposal One – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

The information required by Item 10 with respect to identification of our executive officers has been included in Item 1 of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item  401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the information under the headings “Director Compensation for Fiscal Year 2009” and “Executive Compensation and Other Matters” in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information under the headings “Certain Transactions with Related Persons”, “Proposal One – Election of Directors” and “Corporate Governance Matters” in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the heading “Audit Committee Report” in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements.

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)	Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
1.1	Placement Agency Agreement dated November 1, 2007 by and among Chelsea Therapeutics International, Ltd., Leerink Swann LLC, Oppenheimer & Co. Inc. and Punk Ziegel & Company.	8-K	11/02/07	1.1

1.2	Placement Agency Agreement dated July 22, 2009 by and among Chelsea Therapeutics International, Ltd., Wedbush Morgan Securities, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	07/23/09	1.1

2.3	Placement Agency Agreement dated February 26, 2010 by and among the Company, Leerink Swann LLC and Needham & Company, LLC.	8-K	02/26/10	1.1

2.1	Agreement and Plan of Merger by and among Ivory Capital Corporation, Chelsea Therapeutics, Inc. and Chelsea Acquisition Corp, dated as of January 17, 2005.	8-K†	01/21/05	2.1

2.2	Agreement and Plan of Merger between Ivory Capital Corporation and Chelsea Therapeutics International, Ltd., dated as of June 17, 2005.	14A†	07/28/05	Appendix A

3.1	Certificate of Incorporation for Chelsea Therapeutics International, Ltd., as amended on May 28, 2009				X

3.2	Bylaws of Chelsea Therapeutics International, Ltd.	S-1/A	08/18/05	3.2

4.1	Form of Warrant issued March 5, 2010.	8-K	02/26/10	4.1

10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K†	02/16/05	10.1

10.3	Form of Subscription Agreement for the purchase of Series A Convertible Preferred Stock of Chelsea Therapeutics, Inc.	8-K†	02/16/05	10.3

10.4	Chelsea Therapeutics International, Ltd. 2004 Stock Plan, as amended, and forms of Notice of Stock Option Grant and Stock Option Agreement, as amended.	10-K	03/12/07	10.4

10.5	Form of Subscription Agreement and Warrant for the purchase of common stock, par value $0.0001 per share, of Chelsea Therapeutics International, Ltd.	8-K	02/17/06	10.5

10.6	Placement Agency Agreement dated November 28, 2005 between Chelsea Therapeutics International, Ltd. and Paramount BioCapital, Inc.	10-K	03/08/06	10.6

10.7	Employment Agreement between Chelsea Therapeutics International, Ltd. and Dr. Simon Pedder, dated May 1, 2009.	8-K	05/07/09	10.13

10.8*	Development and Commercialization Agreement dated as of May 5, 2006 between Active Biotech AB and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.8

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.9*	Exclusive License Agreement effective May 26, 2006 between Dainippon Sumitomo Pharma Co., Ltd. and Chelsea Therapeutics, Inc.	10-Q	08/14/06	10.9

10.10*	Finder’s Agreement dated May 26, 2006 between Paramount BioCapital, Inc. and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.10

10.11	Form of Subscription Agreement for the purchase of common stock of Chelsea Therapeutics International, Ltd. dated March 19, 2007 and related form of Warrant, dated March 22, 2007.	8-K	03/20/07	10.11

10.12	Form of Subscription Agreement for the purchase of common stock of Chelsea Therapeutics International, Ltd. dated November 1, 2007.	8-K	11/02/07	10.12

10.13	Form of Subscription Agreement for the purchase of common stock of Chelsea Therapeutics International, Ltd.	8-K	07/23/09	10.14

10.14	Form of Subscription Agreement for the purchase of common stock, par value $0.0001 per share, and warrants to purchase common stock of Chelsea Therapeutics International, Ltd.	8-K	02/26/10	10.15

21.1	Subsidiaries of Chelsea Therapeutics International, Ltd.	10-K	03/12/07	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.
†	Filed by Ivory Capital Corporation, predecessor in interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March 2010.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

By:	/S/ SIMON PEDDER
Simon Pedder, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 10 th day of March 2010.

Name	Title

/S/ SIMON PEDDER Simon Pedder, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ J. NICK RIEHLE J. Nick Riehle	Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL WEISER Michael Weiser, M.D., Ph.D.	Director

/S/ KEVAN CLEMENS Kevan Clemens, Ph.D.	Director

/S/ JOHNSON Y. N. LAU Johnson Y.N. Lau, M.D.	Director

/S/ NORMAN HARDMAN Norman Hardman, Ph.D.	Director

/S/ WILLIAM D. RUECKERT William D. Rueckert	Director

/S/ ROGER STOLL Roger Stoll, Ph.D.	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheets of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and for the period from April 3, 2002 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2007, and for the period from April 3, 2002 (inception) through December 31, 2007, were audited by other auditors whose report dated March 10, 2008 expressed an unqualified opinion on those statements. The financial statements for the period from April 3, 2002 (inception) through December 31, 2007 include total operating expenses and net loss of $37,144,571 and $34,685,202, respectively. Our opinion on the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from April 3, 2002 (inception) through December 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea Therapeutics International, Ltd. and Subsidiary at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, and the period from April 3, 2002 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chelsea Therapeutics International, Ltd. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Raleigh, North Carolina

March 10, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) for the year ended December 31, 2007 and the period from April 3, 2002 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2007 and the period from April 3, 2002 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. COHN LLP

Roseland, New Jersey March 10, 2008

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$22,294,649	$21,532,553
Short-term investments, net	11,450,000	10,305,745
Prepaid contract research and manufacturing	293,886	625,377
Other prepaid expenses and other current assets	129,687	101,861

Total current assets	34,168,222	32,565,536
Property and equipment, net	103,795	159,189
Long-term investments, net	—	11,328,768
Other assets	76,950	76,950

	$34,348,967	$44,130,443

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,842,566	$4,304,283
Accrued compensation and related expenses	894,696	579,875
Accrued contract research and manufacturing	5,501,329	7,029,838
Other accrued expenses	792,458	391,082
Line of credit payable	11,466,012	—

Total current liabilities	21,497,061	12,305,078
Line of credit payable	—	7,277,468

Total liabilities	21,497,061	19,582,546

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 60,000,000 and 45,000,000 shares authorized, respectively and 33,500,406 and 30,111,479 shares issued and outstanding, respectively	3,350	3,011
Additional paid-in capital	108,391,823	94,316,239
Deficit accumulated during the development stage	(95,543,267)	(69,771,353)

Total stockholders’ equity	12,851,906	24,547,897

	$34,348,967	$44,130,443

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,			Period from April 3, 2002 (inception) through December 31, 2009
	2009	2008	2007
Operating expenses:
Research and development	$23,985,118	$27,109,174	$12,336,266	$77,619,160
Sales and marketing	2,289,451	1,561,223	1,294,359	6,480,373
General and administrative	4,075,663	3,726,915	2,874,762	15,792,583

Total operating expenses	30,350,232	32,397,312	16,505,387	99,892,116

Operating loss	(30,350,232)	(32,397,312)	(16,505,387)	(99,892,116)
Interest income	336,850	1,706,568	1,423,842	4,536,808
Interest expense	(149,019)	(4,920)	—	(187,959)
Other income (expense)	4,390,487	(4,390,487)	—	—

Net loss	$(25,771,914)	$(35,086,151)	$(15,081,545)	$(95,543,267)

Net loss per basic and diluted share of common stock	$(0.82)	$(1.17)	$(0.66)

Weighted average number of basic and diluted common shares outstanding	31,549,739	30,027,031	22,936,780

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit Accumulated during the development stage	Total stockholders’ equity
	Common stock
	Shares	Amount
Issuance of common stock to founders in April 2002	5,428,217	$542	$4,083	$(4,625)	$—	$—	$—

Balance at December 31, 2003	5,428,217	542	4,083	(4,625)	—	—	—
Common stock issued in March 2004, at approximately $0.0009 per share, for license fee	471,816	47	355	—	—	—	402
Sale and issuance of common stock in April 2004, at approximately $0.0009 per share to chief executive	478,330	48	360	—	—	—	408
Receipt of cash for stock subscription receivable	—	—	—	4,625	—	—	4,625
Sale and issuance of common stock with detachable warrants in December 2004 at approximately $2.45 per share, net of issuance costs	5,532,994	554	13,550,255	—	—	—	13,550,809
Deferred stock-based compensation	—	—	33,525	—	(33,525)	—	—
Amortization of deferred stock- based compensation	—	—	—	—	1,529	—	1,529
Net loss	—	—	—	—	—	(3,016,559)	(3,016,559)

Balance at December 31, 2004	11,911,357	1,191	13,588,578	—	(31,996)	(3,016,559)	10,541,214
Recapitalization of the Company (See Note 1)	457,168	46	(400,046)	—	—	—	(400,000)
Employee stock options exercised	14,663	1	998	—			999
Adoption of SFAS 123R	—	—	(31,996)	—	31,996	—	—
Amortization of deferred stock- based compensation	—	—	99,319	—	—	—	99,319
Variable accounting for stock options granted to third party	—	—	58,594	—	—	—	58,594
Net loss	—	—	—	—	—	(7,915,722)	(7,915,722)

Balance at December 31, 2005	12,383,188	1,238	13,315,447	—	—	(10,932,281)	2,384,404
Sale and issuance of common stock with detachable warrants in February 2006 at approximately $2.77 per share, net of issuance costs	7,166,666	717	19,854,935	—	—	—	19,855,652
Common stock issued in March 2006, at par, pursuant to net-share (cashless) exercise of common stock warrants	15,461	2	(2)	—	—	—	—
Common stock issued in May 2006, at approximately $4.35 per share, for license fee	63,131	6	274,615	—	—	—	274,621
Employee stock options exercised	78,683	8	5,072	—	—	—	5,080
Stock-based compensation	—	—	283,983	—	—	—	283,983
Variable accounting for stock options granted to third party	—	—	4,192	—	—	—	4,192
Net loss	—	—	—	—	—	(8,671,376)	(8,671,376)

Balance at December 31, 2006	19,707,129	1,971	33,738,242	—	—	(19,603,657)	14,136,556

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

			Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Common stock
	Shares	Amount
Balance at December 31, 2006	19,707,129	1,971	33,738,242	—	—	(19,603,657)	14,136,556
Common stock issued during 2007, at par, pursuant to net-share (cashless) exercises of common stock warrants	68,136	6	(6)	—	—	—	—
Fair value of warrants issued in May 2006 in consideration of finders fee at approximately $1.75 per share for which vesting was conditioned on an even that occurred in January 2007	—	—	433,750	—	—	—	433,750
Sale and issuance of common stock with detachable warrants in March 2007 at approximately $4.33 per share, net of issuance costs	2,648,306	265	11,476,412	—	—	—	11,476,677
Common stock issued in April 2007, at approximately $5.63 per share, for license fee	26,643	3	149,997	—	—	—	150,000
Common stock issued in June 2007, at $4.20 per share, pursuant to exercise of common stock warrants, net of fees	60,000	6	246,994	—	—	—	247,000
Common stock issued in October 2007, at $4.20 per share, pursuant to exercise of common stock warrants	1,200	—	5,040	—	—	—	5,040
Sale and issuance of common stock in November 2007 at approximately $6.19 per share, net of issuance costs	7,388,172	739	45,754,030	—	—	—	45,754,769
Employee stock options exercised	17,868	2	15,704	—	—	—	15,706
Stock-based compensation	—	—	828,626	—	—	—	828,626
Net loss	—	—	—	—	—	(15,081,545)	(15,081,545)

Balance at December 31, 2007	29,917,454	2,992	92,648,789	—	—	(34,685,202)	57,966,579

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

			Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Common stock
	Shares	Amount
Balance at December 31, 2007	29,917,454	2,992	92,648,789	—	—	(34,685,202)	57,966,579
Common stock issued during 2008, at par, pursuant to net-share (cashless) exercises of common stock warrants	57,983	6	(6)	—	—	—	—
Common stock issued in 2008, at $4.20 per share, pursuant to exercise of common stock warrants	11,200	1	47,039	—	—	—	47,040
Final adjustment to issuance costs accrued in conjunction with the sale and issuance of common stock in November 2007 at approximately $6.19 per share	—	—	5,733	—	—	—	5,733
Common stock issued in April 2008, at approximately $4.90 per share, for license fee	30,612	3	149,997	—	—	—	150,000
Employee stock options exercised	94,230	9	58,935	—	—	—	58,944
Stock-based compensation	—	—	1,405,752	—	—	—	1,405,752
Net loss	—	—	—	—	—	(35,086,151)	(35,086,151)

Balance at December 31, 2008	30,111,479	3,011	94,316,239	—	—	(69,771,353)	24,547,897
Common stock issued during 2009, at par, pursuant to net-share (cashless) exercises of common stock warrants	63,927	6	(6)	—	—	—	—
Sale and issuance of common stock in July 2009 at approximately $3.73 per share, net of issuance costs	3,325,000	333	12,402,425	—	—	—	12,402,758
Stock-based compensation	—	—	1,673,165	—	—	—	1,673,165
Net loss	—	—	—	—	—	(25,771,914)	(25,771,914)

Balance at December 31, 2009	33,500,406	$3,350	$108,391,823	$—	$—	$(95,543,267)	$12,851,906

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,			Period from April 3, 2002 (inception) through December 31, 2009
	2009	2008	2007
Operating activities:
Net loss	$(25,771,914)	$(35,086,151)	$(15,081,545)	$(95,543,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,673,165	1,405,752	828,626	4,355,160
Depreciation and amortization	69,431	57,164	31,022	229,904
Stock issued for license fee	—	150,000	150,000	575,023
Non-cash interest expense	—	—	—	34,020
Other-than temporary impairment (gain on recovery) of short-term and long-term investments	(4,390,487)	4,390,487	—	—
Gain on disposition of fixed assets	—	(2,208)	—	(2,208)
Fair value of warrants for finder’s fee	—	—	433,750	433,750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	303,665	(334,676)	(175,743)	(423,573)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(2,588,850)	7,095,680	3,005,486	9,136,354
Accrued compensation and related expenses	314,821	12,607	157,313	894,696

Net cash used in operating activities	(30,390,169)	(22,311,345)	(10,651,091)	(80,310,141)

Investing activities:
Acquisitions of property and equipment	(14,037)	(175,028)	(30,877)	(335,169)
Proceeds from sale of property and equipment	—	3,677	—	3,677
Redemptions (purchases) of short-term investments, net	14,575,000	2,613,336	(15,852,509)	(11,450,000)
Security deposits	—	(63,489)	—	(76,950)

Net cash provided by (used in) investing activities	14,560,963	2,378,496	(15,883,386)	(11,858,442)

Financing activities:
Proceeds from borrowings from affiliate	—	—	—	1,745,000
Proceeds from borrowings from line of credit	4,188,544	7,277,468	—	11,466,012
Proceeds from exercise of stock options	—	58,944	15,706	80,729
Proceeds from exercise of common stock warrants	—	47,040	252,040	299,080
Proceeds from sales of equity securities, net of issuance costs	12,402,758	5,733	57,231,446	101,267,786
Recapitalization of the Company	—	—	—	(400,000)
Receipt of cash for stock subscription receivable	—	—	—	4,625

Net cash provided by financing activities	16,591,302	7,389,185	57,499,192	114,463,232

Net increase (decrease) in cash and cash equivalents	762,096	(12,543,664)	30,964,715	22,294,649
Cash and cash equivalents, beginning of period	21,532,553	34,076,217	3,111,502	—

Cash and cash equivalents, end of period	$22,294,649	$21,532,553	$34,076,217	$22,294,649

Supplemental disclosure of cash flow information:
Cash paid for interest	$149,019	$4,920	$—	$153,939

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

In conjunction with the merger and recapitalization of the Company effective February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed compounds target a variety of prevalent medical conditions, particularly rheumatoid arthritis, psoriasis, cancer, other immunological disorders, neurogenic orthostatic hypotension associated with Parkinson’s Disease and other autonomic disorders. The Company’s operating subsidiary, Chelsea Therapeutics, Inc. (“Chelsea Inc.”), was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc., with the name changed in July 2004. In February 2005, Chelsea Inc. merged with a wholly-owned subsidiary of our predecessor company, Ivory Capital Corporation (“Ivory”), a Colorado public company with no operations (the “Merger”). The Company reincorporated into the State of Delaware in July 2005, changing its name to Chelsea Therapeutics International, Ltd.

As a result of the Merger of Ivory and Chelsea Inc. in February 2005, and the reincorporation in Delaware in July 2005, Chelsea Ltd. is the reporting company and is the 100% owner of Chelsea Inc. The separate existence of Ivory ceased in connection with the Delaware reincorporation in July 2005. Except where the context provides otherwise, references to the “Company” and similar terms mean Ivory, Chelsea Ltd. and Chelsea Inc.

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

The Company has sustained operating losses since its inception and expects such losses to continue over the next several years. Management plans to continue financing the Company’s operations with equity issuances, debt arrangements, strategic alliances or other arrangements of a collaborative nature. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, delay certain activities, or limit or cease operations in which event its business, financial condition and results of operations would be materially harmed.

For presentation purposes, the Company has restated all information contained in this report related to shares authorized, issued and outstanding and related disclosures of weighted average shares and loss per share to reflect the results of the Delaware reincorporation in July 2005 as if the Delaware reincorporation had occurred at the beginning of each of the periods presented.

Basis of Consolidation

The accompanying financial statements present, on a consolidated basis, the financial position and results of operations of Chelsea Ltd. and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly-liquid investments with maturities of three months or less at the date of purchase.

Short-Term Investments

Short-term investments consist of investments in auction rate securities, or ARS. ARS are generally long-term debt instruments for which interest rates are reset through a Dutch auction process that occurs at pre-determined calendar intervals, generally each 28 or 35 days. As all of the Company’s investments in ARS at December 31, 2009 are currently being held principally for the purpose of redeeming them under an executed settlement agreement in the near term, they are classified as trading securities. The Company has elected the fair value option in accounting for its trading securities and, accordingly, accounts for such investments at their determined fair value, with changes in the fair value recorded in the statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions that, under the Temporary Liquidity Guarantee Program, are fully insured by the Federal Deposit Insurance Corporation. The Company also maintains deposits in excess of federally insured amounts in interest-bearing money market accounts. However, management believes the Company is not exposed to significant credit risk for its cash and cash equivalents due to the financial position of the depository institutions in which those deposits are held and the nature of the investments.

At December 31, 2009, the Company had investments in ARS, classified on the consolidated balance sheet as short-term investments, with an aggregated par value of $11.45 million and an estimated aggregate fair value of $9.3 million. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. However, beginning in February 2008, market liquidity issues virtually shut down most active market transactions for ARS. The Company’s remaining investments in ARS represent interests in collateralized debt obligations supported by pools of student loans, typically over-collateralized and/or insured by the Federal Family Education Loan Program (“FFELP”). None of the ARS investments in the Company’s portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. However, liquidity issues experienced in global credit and capital markets during 2008 and 2009 have prevented the Company from liquidating its ARS investments through the auction process as the amount of securities submitted for sale at ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand related to the ARS auctions is expected to continue, the Company successfully completed settlements for all of its investments in ARS and, during 2009, received funding equivalent to 100% of the par value of its remaining investments in ARS.

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

Property and Equipment

Property and equipment, which consists of furniture and fixtures, software and equipment, is stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the related assets. The useful life for all classes of assets other than leasehold improvements is three years. The useful life for leasehold improvements is the shorter of the expected life of the leasehold improvement or the remaining term of the lease.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using undiscounted cash flows. Through December 31, 2009, there has been no such impairment.

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

Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as potentially dilutive securities from stock options and stock warrants would have an antidilutive effect since the Company incurred a net loss. The number of shares of common stock potentially issuable at December 31, 2009, 2008 and 2007 upon exercise or conversion that were not included in the computations of net loss per share were 7,873,688, 7,055,089 and 6,572,308, respectively.

Income Taxes

The Company determines deferred tax assets or liabilities based on the difference between the financial statement and the tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

The Company also recognizes, in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position and provides explicit disclosure about the Company’s uncertainties related to the income tax position, including a detailed roll-forward of tax benefits taken that do qualify for financial statement recognition.

Stock-Based Compensation

The Company accounts for its stock options using a fair value based method of accounting for stock options or similar equity instruments and requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values determined using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

The fair value of each option award made to employees and directors during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the assumptions noted in the following table. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods assuming the success of its business model as currently forecasted. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. To determine the expected stock price volatility for stock options, the Company examined historical volatilities for industry peers closely related to the current status of its business, but with sufficient trading history to be able to determine volatility. Utilizing a weighted average calculation to account for the limited price history of the Company’s stock, an analysis of the historical volatility of its stock price in combination with the historical

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

volatility of the industry peers selected was used to determine an appropriate volatility factor. The Company plans to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for its common stock becomes available. Given the limited service period for current employees and the senior nature of the roles for those employees, the Company estimated that it would experience no forfeitures or that the rate of forfeiture would be immaterial to the recognition of compensation expense for those options currently outstanding. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

	For the years ended December 31,
	2009	2008	2007
Weighted-average risk-free interest rate	1.75%	2.95%	4.77%
Weighted-average expected life of options	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%
Weighted-average expected volatility	82.71%	63.64%	66.01%

The Company records compensation expense on a straight-line method over the vesting period of its options and recorded compensation expense of $1,673,165, $1,405,752 and $828,626 for the years ended December 31, 2009, 2008 and 2007, respectively, in conjunction with option grants made to employees and non-employee directors. As of December 31, 2009, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $3.1 million, which will be recognized over a remaining average period of two years. The expected future amortization expense for unrecognized compensation expense for stock option grants to employees and non-employee directors at December 31, 2009 is as follows:

Year ending December 31, 2010	$1,559,362
Year ending December 31, 2011	1,060,027
Year ending December 31, 2012	426,812
Year ending December 31, 2013	64,608

$3,110,809

To date, option awards to consultants, advisors or other independent contractors have been granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; have 10-year contractual terms; and vest dependent upon the completion of performance commitments. As such, the value of stock options is measured at the then-current market value as of financial reporting dates and compensation cost is recognized for the net change in the fair value of the options for the reporting period, until such performance commitments are met. Once each commitment is met, the options that vest in association with that commitment are adjusted, for the last time, to the then-current fair value and compensation cost is recognized accordingly (see Note 7).

In determining the fair value of options granted to consultants, advisors and other independent contractors, the Company uses the Black-Scholes closed-form option valuation model in a manner consistent with its use in determining the fair value of options granted to employees and directors. However, the expected life of the options is based on the contractual lives as defined in agreements with the third parties. No such grants were made during 2007, 2008 or 2009.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that modifies the accounting for multiple element arrangements. This guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable. It also changes the level of evidence of stand-alone selling prices required to separate deliverables by allowing an entity to make its best estimate of the stand-alone selling price of the deliverables when more objective evidence of selling price is not available. Implementation of this guidance is required no later than fiscal years beginning after June 15, 2010 and this guidance may be applied prospectively to new or materially modified arrangements after the effective date or retrospectively. Early application is permitted. As the Company has no active multiple element arrangements, the adoption of this authoritative guidance will have no material impact on its consolidated financial position or results of operations.

2. Auction Rate Securities

At December 31, 2009, the Company held investments in student-loan backed ARS with an aggregate par value of $11.45 million, held at UBS Financial Services, Inc. (UBS) and classified as trading securities based on the terms of a settlement agreement reached during 2008. As of December 31, 2008, the aggregate par value of such holdings was $11.575 million. Trading securities are carried at estimated fair value, based on available information. As the terms of the settlement agreement allows these securities to be redeemed by, at the earliest, June 30, 2010, and it is the Company’s intent to redeem those securities at that date, they were classified as short-term investments at December 31, 2009. During the fourth quarter of 2008, the Company finalized the details of its settlement agreement related to those ARS held at UBS and accepted the terms for ARS Rights (the “ARS Rights”) for the illiquid ARS holdings maintained at UBS as of February 13, 2008. The ARS Rights provide the Company with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010, but no later than July 2, 2012. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of ARS at any time up until June 30, 2010, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradable and will not be quoted or listed on any securities exchange or any other trading network.

On December 31, 2008, the Company held investments in ARS with an aggregate par value of approximately $14.5 million, held at BA and classified as available-for-sale. During the year ended December 31, 2009, the Company received proceeds of $14.5 million, fully redeeming these available-for-sale securities, including $0.4 million from partial redemptions at par, $11.6 million from full redemptions at par under a settlement agreement, $2.1 million for the sale of its $2.5 million par value position in Mississippi Higher Ed Assistance Corp. in a secondary market transaction and $0.4 million as reimbursement of the loss on that secondary market transaction under a settlement agreement. The Company recorded a gain of approximately $4.2 million from the recovery of the other-than-temporary impairment that the Company had recorded against these investments during 2008.

The Company’s ARS investments at December 31, 2009 represent interests in collateralized debt obligations supported by pools of student loans and none are collateralized by mortgage, credit card or insurance securitizations. All but approximately $4.4 million of the par value of the Company’s investments in ARS were AAA/Aaa rated, fully backed by the FFELP and/or over-collateralized. Of the remaining $4.4 million of investments at par value, all were collateralized at 100% or greater and, consistent with the Company’s investment policy at the time of purchase, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings. During the year ended December 31, 2009, the Company has

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not been notified of any modification to the credit ratings of the underlying issuing agencies for any of the investments held at that date.

As part of the settlement agreement finalized in the fourth quarter of 2008, UBS agreed that an affiliate would provide the Company with a no net-cost line of credit. Under the terms of the line of credit agreements the Company received funds in December 2008 and March 2009 and had recorded a liability at December 31, 2009 of $11.47 million, including accrued interest. Though the loan is payable on demand, if the UBS affiliate should exercise its right to demand repayment of any portion of the loan prior to the date, the Company can exercise its ARS Rights that would require UBS and its affiliates to arrange for alternative financing on terms and conditions substantially the same as those contained in the line of credit agreement. If alternative financing cannot be established, then UBS AG, or one of its affiliates, will purchase the Company’s pledged UBS ARS at par. As a result, the loan and any alternative financing will not be payable by the Company prior to the time that is it able to exercise its ARS Rights in accordance with its agreement with UBS and, accordingly, the liability is classified as a short-term liability at December 31, 2009. The Company expects to repay the line of credit with the proceeds from the exercise of those ARS Rights. Proceeds of any sales of the Company’s UBS ARS will first be applied to repayment of the line of credit with the balance, if any, deposited into its account.

As the UBS ARS Rights represent a separate freestanding contract between the Company and UBS and are not transferable to a subsequent buyer, the existence of the ARS Rights had no effect upon the determination of fair value for the ARS at December 31, 2009. In 2008, recognizing that the ARS Rights act as an economic hedge against any further price movement in those ARS holdings, the Company elected to account for the ARS Rights under the fair value option to mitigate volatility in reported earnings due to the relationship between the ARS Rights and the ARS. The Company adjusts the ARS Rights to fair value at each financial statement date with corresponding changes in fair value reported in earnings. Simultaneously, the Company elected a one-time transfer of the ARS covered under the settlement agreement with UBS from the available-for-sale category to the trading category recognizing the unprecedented failure of the entire market for ARS. This election allows all future movements in the fair value of the ARS to be reported in earnings, creating relative accounting symmetry with the ARS Rights until the settlement is realized. The ARS Rights are recorded at fair value and are classified as short-term investments on the consolidated condensed balance sheet as of December 31, 2009.

For those ARS held at UBS under the settlement agreement, the Company believes that normal discounted cash flow modeling continues to have limited validity under current market conditions as the interest rates currently associated with the majority of these securities are not truly a factor of value. The ARS continue to pay interest according to their stated terms. However, the application of additional discount factors related to issuer credit ratings, percentage of FFELP or insurance wraps, etc. makes modeling such discounted cash flows more feasible and the Company determined that it should review the valuation for the UBS ARS based on those factors. The Company assigned risk component factors, utilized a liquidity discount of 300 basis points to reflect the continuing weakness in the market and utilized a five-year life for these assets. In addition, in establishing the fair value of the ARS Rights as of December 31, 2009, the Company determined that, as the line of credit had been fully funded at 100% of the par value of the Company’s ARS holdings at UBS, discount factors should no longer be applied related to counterparty performance risk and the time value of money in a discounted cash flow methodology. Consequently, the fair value of the ARS Rights of approximately $2.2 million and the fair value of the ARS of approximately $9.25 million, in the aggregate, total 100% of the par value of the Company’s ARS held at UBS.

As a result of the analysis of fair value, the Company recorded a gain of approximately $0.2 million during the year ended December 31, 2009 related to the increased value of the ARS rights due to the additional funding

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received under the line of credit and the resulting elimination of any performance risk associated with the settlement. For the year ended December 31, 2008, the Company had recorded other-than-temporary impairment losses related to its trading securities that were then classified as available-for-sale securities, of approximately $2.2 million. Offsetting the impairment charges recorded during the year ended December 31, 2008, the Company recorded other income and a corresponding long-term asset for the fair value of the ARS Rights obtained in November 2008 of $2.0 million. For 2008, the recording of the gain from the ARS Rights and the recognition of other-than-temporary impairment losses resulted in a $0.2 million net expense impact on the consolidated statement of operations.

3. Fair Value Measurements

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As normal trading activity within public markets for ARS ceased during the quarter ended March 31, 2008 and had not resumed with any regularity through December 31, 2009, there continues to be an absence of observable market quotes (level 1 inputs). Trading activity in the secondary markets for ARS is not sufficiently active and the resulting data does not qualify as appropriate level 2 inputs. Data points that are available do not technically qualify as level 2 inputs and have been characterized as unobservable (level 3) inputs, along with other inputs including fair value information provided by UBS on the Company’s ARS holdings with UBS (based on percentage of collateralization, assessments of counterparty credit quality, default risk underlying the security, the mix of FFELP loans and private loans) and overall capital market liquidity.

The following fair value hierarchy table categorizes information regarding assets measured at fair value on a recurring basis:

	Assets Measured at Fair Value on a Recurring Basis
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2009
Cash and Treasury funds	$22,295	$—	$—	$22,295
Auction rate securities (Note 2)	—	—	9,251	9,251
ARS Rights (Note 2)	—	—	2,199	2,199

	$22,295	$—	$11,450	$33,745

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s assets that were measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2009 consisted of its investments in ARS and its ARS Rights. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the year ended December 31, 2009 (in thousands):

Balance as of December 31, 2008	$21,634
Redemptions at par	(12,500)
Sales on secondary market, net	(2,075)
Purchases	—
Realized gains (losses) (1)	4,144
Increase in fair value of ARS Rights	247
Transfers in and/or out of Level 3	—

Balance as of December 31, 2009	$11,450

(1)	Amount of total gains realized upon redemption for the year, excluding the increase in the fair value on ARS Rights, included in other income and expense in the consolidated statements of operations attributable to the change in fair value related to assets redeemed in 2009 or still held as of the reporting date.

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

4. Property and equipment:

Property and equipment consist of the following:

	December 31,
	2009	2008
Furniture and fixtures	$156,249	$155,366
Software	19,046	19,046
Leasehold improvements	24,142	24,142
Computer and office equipment	104,493	91,338

	303,930	289,892
Less—accumulated depreciation and amortization	(200,135)	(130,703)

	$103,795	$159,189

Depreciation and amortization expense was $69,431, $57,164 and $31,022 for the years ended December 31, 2009, 2008 and 2007, respectively.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Common Stock Offerings

On August 10, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission, or SEC, under which the Company may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60,000,000. Such registration statement became effective as of August 20, 2009.

On July 28, 2009, the Company raised gross proceeds of approximately $13.3 million through the sale of 3,325,000 shares of its common stock. These shares were offered pursuant to the Company’s prior shelf registration statement, as amended effective July 22, 2009 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, as filed with the SEC under which the Company could offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $62,218,060. There are no more securities available under this shelf registration. In connection with the July 2009 offering, the Company received net proceeds, after deducting placement fees and offering expenses, of approximately $12.4 million.

On November 8, 2007, the Company raised gross proceeds of approximately $48.9 million through the sale of 7,388,172 shares of its common stock in a registered direct offering. These shares were offered pursuant to the Company’s prior shelf registration statement as filed with the SEC under which it could offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60.0 million. Such registration statement became effective as of October 11, 2007. In connection with this offering, the Company paid commissions and recorded or accrued other offering-related costs of approximately $3.2 million.

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

On February 13, 2006, the Company raised gross proceeds of approximately $21.5 million through the sale of 7,166,666 shares of its common stock plus warrants for the purchase of 2,149,999 shares of its common stock (the “2006 Placement”). The allocated aggregate fair value of these warrants was approximately $1.1 million. The warrants permit the holders to purchase the underlying common shares, for cash only, at $4.20 each and are exercisable in whole at any time, or in part from time to time, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the Company’s volume weighted-average closing bid price of its common stock is greater than $9.00 per share for any 20 consecutive trading days provided that the Company gives 30 business days’ written notice to the holders and simultaneously calls all warrants on the same terms. In connection with the 2006 Placement, the Company paid commissions and other offering-related costs of approximately $1.6 million in cash and issued warrants to the placement agent for the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase of 716,666 shares of the Company’s common stock with an exercise price of $3.30 per share, or 110% of the price of the shares sold in the offering and an aggregate fair value of approximately $0.7 million. Under the terms of the 2006 Placement, the Company agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on March 29, 2006.

In December 2004, Chelsea, Inc. raised gross proceeds of approximately $14.5 million through the sale of 5,532,994 shares of its common stock (the “2004 Placement”). The amount raised includes the conversion of a $1.7 million stockholder loan along with accrued interest, for which a total of 677,919 shares of common stock were issued. In connection with this offering, Chelsea, Inc. paid commissions and other offering-related costs of approximately $1.0 million in cash and issued warrants to the placement agent for the purchase of 483,701 shares of its common stock with an aggregate fair value of approximately $14,000.

6. Commitments

Facility Lease

On March 7, 2008 the Company entered into a lease for office space in Charlotte, North Carolina near its former office location to serve as its new corporate headquarters. Occupancy occurred on or about May 15, 2008 with monthly payments beginning October 15, 2008 of approximately $19,000. The lease expires on October 15, 2013 and calls for annual rent increases of 3%. In addition, the lease initially provided an option to rent additional adjacent space. Such option expired in November 2009. A security deposit equal to four month’s rent or approximately $76,000 was paid upon signing the lease. The future aggregate minimum lease payments under non-cancellable operating leases are approximately $0.9 million through the lease expiration date of October 15, 2013.

The Company leased its former corporate headquarters under an operating lease, as amended, that expired in June 2008. The lease contained no provisions for renewal periods of any fixed lengths.

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $248,404, $179,614 and $57,960, respectively.

License Agreements

In March 2004, the Company entered into a License Agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by Chelsea as CH-1504 and related compounds. The license provides the Company with exclusive, worldwide (excluding India) rights for this portfolio of antifolates that includes CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and anniversary milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 anniversary milestone payment for 2007. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. The Company is required to make additional payments upon the achievement of specific development and

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulatory approval milestones. The Company is also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Future potential milestone payments total approximately $1,325,000 at December 31, 2009 and there are no minimum royalties required under the agreement.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. During 2007, the Company made a milestone payment, related to obtaining orphan drug status from the FDA, under the DSP Agreement of $250,000. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study. As additional consideration, the Company agreed to pay DSP and or its designees (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. At December 31, 2009, remaining potential future milestone payments, subject to the Company’s right to terminate the DSP agreement, totaled $3.25 million.

The amount expended under these agreements and charged to research and development expense was $150,000 during the year ended December 31, 2009, $750,000 during the year ended December 31, 2008 and $400,000 during the year ended December 31, 2007.

Subsequent to execution of the DSP Agreement, the Company and DSP agreed to initiate, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. As of December 31, 2009, such activities have been completed. Based on work performed by DSP over a two year period, the Company had paid approximately $2.7 million and had recorded liabilities for an additional $0.7 million of costs at December 31, 2009.

Development and Commercialization Agreement

Effective May 2006, the Company entered into a development and commercialization agreement (the “Development Agreement”) with Active Biotech AB (“AB”) to co-develop and commercialize the I-3D portfolio of orally active, Dihydroorotate dehydrogenase (“DHODH”) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the Development Agreement, an initial payment of $1.0 million was made to AB at the time of the Development Agreement with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties. At December 31, 2006, the Company had expensed the entire $1.0 million payment and expensed additional costs of $0.3 million. During 2007, the Company expensed costs of $0.6 million under the program related to costs of research and development. During 2008, the Company and AB ceased joint discovery efforts on this portfolio and, accordingly, the Company has recorded no costs related to this program during 2008 or 2009.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities as contracted at December 31, 2009. However, there can be cancellation fees associated with these contracts that could be punitive in nature. Commitments under research and development programs represent contractual commitments entered into for materials and services in the normal course of business and totaled approximately $7.8 million at December 31, 2009.

7. Stockholders’ Equity

On May 28, 2009, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of capital stock from 50,000,000 shares to 65,000,000 shares and to increase the number of authorized shares of common stock from 45,000,000 shares to 60,000,000 shares.

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

As of December 31, 2009, no shares of preferred stock were issued and outstanding.

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

During April 2004, the Company issued 471,816 common shares as consideration in the product license agreement (see Note 6) and 478,330 shares were sold to Simon Pedder, the Company’s President and Chief Executive Officer under the terms of his employment agreement. These shares were valued at what was, at that time, Chelsea’s common stock estimated aggregate fair value of $402 and $408, respectively, with such nominal values reflecting an asset-based valuation methodology.

During 2002, the Company issued 5,428,217 shares of its common stock for a subscription receivable of $4,625.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

At December 31, 2009 and 2008, the Company had outstanding warrants to purchase 4,060,758 and 4,180,449 shares, respectively, of the Company’s common stock at prices ranging from $2.62 to $5.66 per share.

In March 2007, in conjunction with the 2007 Placement (see Note 5), the Company issued warrants for the purchase of 794,492 shares of its common stock. The aggregate fair value of these warrants was approximately $1.3 million. The warrants permit the holders to purchase the underlying common shares at $5.66 each and are exercisable in whole at any time, or in part from time to time, for cash, for five years from the date of issuance. The warrants are redeemable at par value at the Company’s option in the event that the volume weighted-average closing price of the Company’s common stock is greater than $12.00 per share for any 20 consecutive trading days provided the Company gives 60 business days’ written notice to the holders and simultaneously call all warrants on the same terms.

In May 2006, in conjunction with and as compensation for activities related to the product license agreement with DSP (see Note 6) and under a finder’s agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that did not occur until January 2007. As such, in January 2007, the Company recorded a charge based on the warrants’ aggregate fair value at that date of $433,750.

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

Exercise of Common Stock Warrants

During 2009, various warrant holders exercised rights to purchase 119,691 shares of the common stock of the Company, with an average exercise price of approximately $3.27 per share, pursuant to cashless exercises whereby the Company, in net share settlements, issued 63,927 shares of its common stock to the warrant holders based on the excess of the market price over the exercise price on the respective dates of exercise.

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

Stock Options

The Company has a stock incentive plan (the “Plan”) under which incentive stock options for 5,000,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

Options awards to employees and directors are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and generally have 10-year contractual terms.

During the years ended December 31, 2009, 2008 and 2007, the Company granted stock options to employees and non-employee directors for the purchase of 938,290, 837,500 and 665,500 shares of its common stock, respectively. The grants made during the year ended December 31, 2009 had a weighted-average exercise price of $1.99 per share, a weighted average grant date fair value of $1.33 per share and an aggregate intrinsic value at December 31, 2009 of approximately $0.8 million. The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of December 31, 2009 for those awards that have an exercise price below the quoted closing price. The grants made during the year ended December 31, 2008 had a weighted average exercise price of $6.11 per share and a weighted average grant date fair value of approximately $3.41 per share with each grant having an exercise price greater than the market value at December 31, 2009, resulting in no aggregate intrinsic value as of that date. The grants made during the year ended December 31, 2007 had a weighted average exercise price of $5.72 per share and a weighted average grant date fair value of approximately $3.39 per share with each grant having an exercise price greater than the market value at December 31, 2009, resulting in no aggregate intrinsic value as of that date. Each option granted to employees and non-employee directors during 2009, 2008 and 2007 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

In January 2008, the Board of Directors approved a modification for all grants previously made to Dr. Jason Stein, a former non-employee director who resigned from the Board on February 8, 2008. This modification extended the option exercise term until December 31, 2008. As a result of the modification, the Company recorded additional compensation expense during 2008 of approximately $11,000.

A summary of the Company’s stock option activity and related information since inception is as follows:

	Available For Grant	Activity/ Balance	Wtd Avg Exercise Price
Establish 2002 Option Plan	1,085,648	—

Balance at December 31, 2002	1,085,648	—
2003 Activity	—	—	n/a

Balance at December 31, 2003	1,085,648	—
Cancel 2002 Stock Option Plan	(1,085,648)	—
Establish 2004 Stock Option Plan	1,085,648	—
2004 Option grants	(363,835)	363,835	$0.56

Balance at December 31, 2004	721,813	363,835
2005 Plan Amendment	410,784	—
2005 Option grants	(761,451)	761,451	$2.66
2005 Cancellations	58,683	(58,683)	$2.62
2005 Exercises	—	(14,663)	$0.07

Balance at December 31, 2005	429,829	1,051,940
2006 Plan Amendments	1,148,568	—
2006 Option grants	(668,085)	668,085	$3.61
2006 Cancellations	8,802	(8,802)	$2.62
2006 Exercises	—	(78,683)	$0.06

Balance at December 31, 2006	919,114	1,632,540
2007 Plan Amendments	1,500,000	—
2007 Option grants	(665,500)	665,500	$5.72
2007 Exercises	—	(17,868)	$0.88

Balance at December 31, 2007	1,753,614	2,280,172
2008 Option grants	(837,500)	837,500	$6.11
2008 Cancellations	148,802	(148,802)	$4.95
2008 Exercises	—	(94,230)	$0.63

Balance at December 31, 2008	1,064,916	2,874,640
2009 Plan Amendments	855,000	—
2009 Option grants	(938,290)	938,290	$1.99

Balance at December 31, 2009	981,626	3,812,930

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, there were 3,812,930 options outstanding under the Plan with a weighted average remaining contractual life of 7.2 years, a weighted average grant date fair value of $1.91 per share and an aggregate intrinsic value at December 31, 2009 of approximately $1.1 million. Also, options for 1,817,369 shares had vested and were exercisable at December 31, 2009 with a weighted average remaining contractual life of 6.0 years, a weighted average exercise price of $3.64 per share, a weighted average grant date fair value of $1.51 per share and an aggregate intrinsic value at December 31, 2009 of approximately $0.3 million. During the year ended December 31, 2009, no options were exercised. During the year ended December 31, 2008, options for 94,230 shares were exercised with a weighted average exercise price of $0.63 per share and an aggregate intrinsic value as of the dates of exercise of approximately $0.4 million. During the year ended December 31, 2007, options for 17,868 shares were exercised with a weighted average exercise price of $0.88 per share and an aggregate intrinsic value as of the dates of exercise of approximately $79,000. The weighted average exercise price for all vested and unvested options outstanding as of December 31, 2009, 2008 and 2007 is approximately $3.79, $4.38 and $3.62 per share, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2009	2008
Common stock warrants outstanding	4,060,758	4,180,449
Common stock options outstanding	3,812,930	2,874,640
Common stock options available for future grants	981,626	1,064,916

	8,855,314	8,120,005

8. Income Taxes

None of the Company’s uncertain tax positions meet the more-likely-than-not recognition threshold, presuming that such tax position would be examined by a relevant taxing authority that has full knowledge of all relevant information. As such, a tabular presentation of those tax benefits is not presented.

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

The Company and its subsidiaries file tax returns in the United States and a small number of state jurisdictions. The statute of limitations for examination of the Company’s returns has expired for years prior to 2006. There are no income tax examinations currently in process nor has the Company been subject to examination since inception. The material jurisdictions subject to potential examination by taxing authorities for open tax years primarily include the United States and North Carolina.

The components of the deferred tax assets and the valuation allowance are shown below. The state carryforwards are shown net of federal tax.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward—Federal	$30,332,686	$20,679,210
Net operating loss carryforward—State	4,103,834	2,797,775
Licensing costs	781,735	723,835
Compensation costs and deferred stock compensation	1,676,185	1,030,344
Impairment losses on auction rate securities	—	1,694,728
Other temporary differences	(84,380)	(37,942)

	36,810,060	26,887,950
Less valuation allowance	(36,810,060)	(26,887,950)

	$—	$—

The reasons for the difference between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the losses before income tax benefit are as follows:

	December 31,
	2009	2008	2007
Rate reconciliation:
Statutory federal rate	-34.00%	-34.00%	-34.00%
State income tax rate (net of federal benefit)	-4.60%	-4.60%	-4.60%
Certain non-deductible expenses	0.07%	0.04%	0.08%
Effect of increase in valuation allowance	38.53%	38.56%	38.52%

Effective tax rate	0.00%	0.00%	0.00%

Given the Company’s history of incurring operating losses, the Company’s ability to realize its deferred tax assets is not considered more likely than not. As a result, a valuation allowance equal to the total deferred tax assets has been established. The valuation allowance as of December 31, 2009 and 2008 was approximately $36.8 million and $26.9 million, respectively. The increase in the valuation allowance during 2009 is primarily related to the increase in net operating losses.

At December 31, 2009, the Company had potentially utilizable federal and state net operating loss carryforwards of approximately $89.2 million. The net operating loss carryforwards expire in various amounts for federal and state tax purposes through 2029 and 2024, respectively.

The utilization of the Company’s net operating losses may be subject to a substantial limitation should a change of ownership occur or have occurred, as defined under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation could result in the expiration of the net operating loss carryforwards before their utilization. Currently, a valuation allowance equal to the total deferred tax assets has been established. As such, any limitation resulting from the expiration of the net operating loss carryforwards would be immaterial to the Company’s financial condition or results of operations. Prior to any potential utilization, the Company does plan to undertake a detailed study in order to determine any potential §382 limitations as well as any potential impact of §383 limitations on the utilization of research and development tax credits that may be available to the Company. The Company is unable to fully estimate the impact of any such §382 and §383 limitations nor has it undertaken the steps necessary to fully estimate the potential benefits that may be available to it from the utilization of net operating losses and research and development tax credits in future periods.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Savings and Retirement Plan

During 2005, the Company established a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. The Company matches such contributions up to a maximum of 4% of the employee’s compensation, as defined. For the years ended December 31, 2009, 2008 and 2007, the Company made contributions of approximately $120,000, $86,000 and $85,000, respectively.

10. Subsequent Events

For the year ended December 31, 2009, the Company evaluated events that occurred after December 31, 2009, the balance sheet date, through March 10, 2010, the date that financial statements were issued.

Grant of Stock Options

In January 2010 the Company granted options for the purchase of 793,500 shares of its common stock to employees and non-employee directors. These grants, made during the first quarter of 2009, have a weighted average exercise price of $2.94 per share, a weighted average fair value of $2.14 per share and were granted at an exercise price equal to the closing market value of the Company’s stock on the dates of grant.

Financing

On March 5, 2010, the Company raised gross proceeds of approximately $18.2 million through the sale of 6,700,000 shares of its common stock plus warrants for the purchase of 2,345,000 shares of its common stock. The warrants permit the holders to purchase the underlying common shares at $2.79 each and are exercisable in whole at any time, or in part from time to time, during the period commencing six months after the date of issuance and ending three years from the date of issuance. These shares were offered pursuant to the Company’s shelf registration statement as filed with the SEC under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60 million. Such registration statement became effective as of August 20, 2009. In connection with this offering, the Company estimates it will pay commissions and other offering-related costs of approximately $1.4 million.