Form 10-Q
period 2010-06-30
Chelsea Therapeutics International, Ltd.
filed 2010-07-27
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 26, 2010 there were 40,200,406 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,048,712	$22,294,649
Short-term investments	—	11,450,000
Prepaid contract research and manufacturing	347,016	293,886
Other prepaid expenses and other current assets	321,915	129,687

Total current assets	23,717,643	34,168,222
Property and equipment, net	82,381	103,795
Other assets	38,095	76,950

	$23,838,119	$34,348,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,036,582	$2,842,566
Accrued compensation and related expenses	565,230	894,696
Accrued contract research and manufacturing	5,119,226	5,501,329
Other accrued expenses	649,132	792,458
Line of credit payable	—	11,466,012

Total liabilities	9,370,170	21,497,061

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 and 60,000,000 shares authorized, respectively and 40,200,406 and 33,500,406 shares issued and outstanding, respectively	4,020	3,350
Additional paid-in capital	126,163,530	108,391,823
Deficit accumulated during the development stage	(111,699,601)	(95,543,267)

Total stockholders’ equity	14,467,949	12,851,906

	$23,838,119	$34,348,967

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from April 3, 2002 (inception) to
	2010	2009	2010	2009	June 30, 2010

Operating expenses:
Research and development	$8,394,276	$8,095,786	$13,274,749	$14,602,692	$90,893,909
Sales and marketing	508,420	333,122	918,967	638,422	7,399,340
General and administrative	1,088,171	982,461	2,063,758	2,024,934	17,856,341

Total operating expenses	9,990,867	9,411,369	16,257,474	17,266,048	116,149,590

Operating loss	(9,990,867)	(9,411,369)	(16,257,474)	(17,266,048)	(116,149,590)
Interest income	101,923	115,823	169,474	231,497	4,706,282
Interest expense	(35,381)	(40,821)	(68,334)	(67,575)	(256,293)
Other income	—	4,052,995	—	4,390,487	—

Net loss	$(9,924,325)	$(5,283,372)	$(16,156,334)	$(12,711,639)	$(111,699,601)

Net loss per basic and diluted share of common stock	$(0.25)	$(0.18)	$(0.43)	$(0.42)

Weighted average number of basic and diluted common shares outstanding	40,200,406	30,111,479	37,831,345	30,111,479

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	capital	stage	equity
Balance at January 1, 2010	33,500,406	$3,350	$108,391,823	$(95,543,267)	$12,851,906

Stock-based compensation	—	—	1,009,454	—	1,009,454

Sale and issuance of common stock with detachable warrants in March 2010 at approximately $2.50 per share, net of issuance costs	6,700,000	670	16,762,253	—	16,762,923

Net loss	—	—	—	(16,156,334)	(16,156,334)

Balance at June 30, 2010	40,200,406	$4,020	$126,163,530	$(111,699,601)	$14,467,949

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		Period from April 3, 2002 (inception) to
	2010	2009	June 30, 2010
Operating activities:
Net loss	$(16,156,334)	$(12,711,639)	$(111,699,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,009,454	818,495	5,364,614
Depreciation and amortization	34,595	35,525	264,499
Stock issued for license agreement	—	—	575,023
Non-cash interest expense	—	—	34,020
(Gain on recovery) other-than-temporary impairment of short-term and long-term investments	—	(4,390,487)	—
Gain on disposition of assets	—	—	(2,208)
Fair value of warrants for finder’s agreement	—	—	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(245,358)	(65,213)	(668,931)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(331,413)	509,811	8,804,941
Accrued compensation and related expenses	(329,466)	(130,781)	565,230

Net cash used in operating activities	(16,018,522)	(15,934,289)	(96,328,663)

Investing activities:
Acquisitions of property and equipment	(13,181)	(5,341)	(348,350)
Proceeds from sale of assets	—	—	3,677
Purchases of investments	—	—	(49,538,336)
Redemptions and sales of investments	11,450,000	14,475,000	49,538,336
Security deposits	38,855	—	(38,095)

Net cash provided by (used in) investing activities	11,475,674	14,469,659	(382,768)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from (repayments of) borrowings from line of credit	(11,466,012)	4,272,532	—
Proceeds from exercise of stock options	—	—	80,729
Proceeds from exercise of common stock warrants	—	—	299,080
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	16,762,923	—	118,030,709
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	5,296,911	4,272,532	119,760,143

Net increase in cash and cash equivalents	754,063	2,807,902	23,048,712
Cash and cash equivalents, beginning of period	22,294,649	21,532,553	—

Cash and cash equivalents, end of period	$23,048,712	$24,340,455	$23,048,712

Supplemental disclosure of cash flow information:
Cash paid for interest	$68,334	$67,575	$222,273

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

AS OF JUNE 30, 2010

(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed compounds target a variety of medical conditions, particularly neurogenic orthostatic hypotension and other norepinephrine-related autonomic disorders, rheumatoid arthritis, psoriasis, other immunological disorders and cancer. The Company’s operating subsidiary, Chelsea Therapeutics, Inc. (“Chelsea Inc.”), was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc., with the name changed in July 2004. In February 2005, Chelsea Inc. merged with a wholly-owned subsidiary of our predecessor company, Ivory Capital Corporation (“Ivory”), a Colorado public company with no operations (the “Merger”). The Company reincorporated into the State of Delaware in July 2005, changing its name to Chelsea Therapeutics International, Ltd.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 10, 2010 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Since inception, the Company has focused primarily on organizing and staffing the Company, negotiating in-licensing agreements with its partners, acquiring, developing and securing its proprietary technology, participating in regulatory discussions with the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMEA, and other regulatory agencies and undertaking preclinical trials and clinical trials of its product candidates. The Company is a development stage company and has generated no revenue since inception.

The Company has sustained operating losses since its inception and expects that such losses could continue over the next several years. Management believes that currently available capital resources will be sufficient to meet our operating needs into the first quarter of 2011 and continues to actively pursue additional sources of liquidity in anticipation of ongoing needs for operations. Potential sources of additional liquidity might include strategic relationships, out-licensing of the Company’s products, public or private sales of equity or debt, including our recently announced at-the-market common equity sales program (see Note 9), and other sources. Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

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

During the quarter ended June 30, 2010, approximately $5.2 million of the Company’s investments in student-loan backed ARS that it held at March 31, 2010 were redeemed at full par value. In addition, at June 30, 2010, the Company exercised its ARS Rights under the terms of a settlement agreement reached during 2008 and, accordingly, the remaining investments in ARS, totaling approximately $6.2 million in par value, were redeemed on that date. These ARS had been classified as trading securities and, as prescribed, were carried at estimated fair value, based on available information.

The Company’s ARS investments represented interests in collateralized debt obligations supported by pools of student loans and none were collateralized by mortgage, credit card or insurance securitizations. All but approximately $4.4 million of the par value of the Company’s investments in ARS were AAA/Aaa rated, fully backed by the Federal Family Education Loan Program, or FFELP, and/or over-collateralized. Of the remaining $4.4 million of investments at par value, all were collateralized at 100% or greater and, consistent with the Company’s investment policy at the time of purchase, $0.75 million carried an A rating, $1.15 million carried an Aa3/AAA rating and the remainder carried AAA/Aaa ratings.

On December 31, 2009, the Company held total investments in ARS with a par value of approximately $11.45 million. During the quarter ended March 31, 2010, the Company received proceeds of $50,000 from partial redemptions at par.

The par value of the Company’s ARS investments, classified as trading securities and held at UBS Financial Services, Inc. (UBS), as of March 31, 2010 was $11.4 million and as of December 31, 2009 was $11.45 million. During 2008, the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

(Unaudited)

Company finalized the details of its settlement agreement related to those ARS held at UBS and accepted the terms for ARS Rights (the “ARS Rights”) for the illiquid ARS holdings maintained at UBS as of February 13, 2008. The ARS Rights provided the Company with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and were to expire on July 2, 2012. The ARS Rights granted UBS the sole discretion and right to sell or otherwise dispose of ARS at any time up until June 30, 2010, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights were not transferable, not tradable and were not quoted or listed on any securities exchange or any other trading network.

In addition, UBS also agreed that an affiliate would provide the Company with a no net-cost line of credit. Under the terms of the line of credit agreements the Company received funds in December 2008 and March 2009 equivalent to 100% of the par value of the Company’s ARS investments, providing the Company with full liquidity for all its investments in ARS held with UBS. The line of credit agreements also stipulated that proceeds from liquidation of the ARS through redemption or otherwise, would first be applied to the balance outstanding on the line of credit. The Company had no remaining liability at June 30, 2010 as any remaining balance on line of credit, after applying the proceeds of the redemptions during the quarter at full par value, was offset following the Company’s exercise of its ARS Rights on June 30, 2010.

In 2008, recognizing that the ARS Rights act as an economic hedge against any further price movement in those ARS holdings, the Company elected to account for the ARS Rights under the fair value option to mitigate volatility in reported earnings due to the relationship between the ARS Rights and the ARS. The Company adjusted the ARS Rights to fair value at each financial statement date with corresponding changes in fair value reported in earnings. Simultaneously, the Company elected a one-time transfer of the ARS covered under the settlement agreement with UBS from the available-for-sale category to the trading category recognizing the unprecedented failure of the entire market for ARS. This election allowed any movements in the fair value of the ARS to be reported in earnings, creating relative accounting symmetry with the ARS Rights until the settlement was realized. The ARS Rights were recorded at fair value and classified as short-term investments as of December 31, 2009.

As a result of its continuing analysis of fair value, the Company recorded no additional trading loss related to its trading securities nor any corresponding adjustment to the fair value of its ARS Rights during the quarter or six months ended June 30, 2010. At March 31, 2009, the Company held investments in student-loan backed ARS, classified as available-for-sale securities and short-term investments, with an aggregate par value of approximately $11.6 million. These ARS were redeemed at full par value during the quarter ended June 30, 2009. Such redemption resulted in the Company recording a gain of approximately $4.1 million from the recovery of the other-than-temporary impairment that the Company had recorded against these investments during 2008. Also, during the six months ended June 30, 2009, the Company recorded a gain of approximately $0.2 million related to the increased value of the ARS Rights due to the additional funding received under the line of credit and the resulting elimination of any performance risk associated with the settlement. In addition, the Company also recorded the recovery of $0.1 million of previously recorded other-than-temporary impairment losses related to the $0.3 million in partial redemptions at par of its available-for-sale ARS investments during 2009.

NOTE 3	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilized techniques that optimized the use of observable inputs, when available, and minimized the use of unobservable inputs to the extent possible. As normal trading activity within public markets for ARS ceased during the quarter ended March 31, 2008 and had not resumed with any regularity prior to full redemption at June 30, 2010, there was an absence of observable market quotes (level 1 inputs). Trading activity in the secondary markets for ARS was not sufficiently active and the resulting data did not qualify as appropriate level 2 inputs. Data points that were available did not technically qualify as level 2 inputs and were characterized as unobservable (level 3) inputs, along with other inputs including fair value information provided by UBS on the Company’s ARS holdings with UBS (based on percentage of collateralization, assessments of counterparty credit quality, default risk underlying the security, the mix of FFELP loans and private loans) and overall capital market liquidity.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

(Unaudited)

The following fair value hierarchy table categorizes information regarding assets measured at fair value on a recurring basis:

Assets Measured at Fair Value on a Recurring Basis

(in thousands)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2010
Cash and Treasury funds	$23,049	$—	$—	$23,049
Auction rate securities (Note 2)	—	—	—	—
ARS Rights (Note 2)	—	—	—	—

	$23,049	$—	$—	$23,049

The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the six months ended June 30, 2010:

Balance as of December 31, 2009	$11,450
Redemptions (Note 2)	(11,450)
Sales on secondary market	—
Increase in fair value of ARS Rights	—
Realized gains on redemption	—
Transfers in and/or out of Level 3	—

Balance as of June 30, 2010	$—

NOTE 4	STOCK-BASED COMPENSATION

The Company has a stock incentive plan, as amended (the “Plan”) under which stock options for 6,200,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended June 30, 2010, the Company granted stock options to a newly-hired employee for the purchase of 7,500 shares of its common stock with an exercise price of $3.71 per share, a grant date fair value of $2.67 per share with an exercise price greater than the market value at June 30, 2010, resulting in no intrinsic value as of that date. During the three months ended June 30, 2009, the Company granted stock options to an employee for the purchase of 47,890 shares of its common stock with an exercise price of $1.85 per share, a grant date fair value of $1.25 per share and an intrinsic value as of June 30, 2010 of approximately $50,000.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

(Unaudited)

During the six months ended June 30, 2010, the Company granted stock options to employees and non-employee directors for the purchase of 801,000 shares of its common stock, of which options for 798,000 shares remain outstanding with a weighted-average exercise price of $2.95 per share, a weighted-average grant date fair value of $2.14 per share with an exercise price greater than the market value at June 30, 2010, resulting in no intrinsic value as of that date. During the six months ended June 30, 2009, the Company granted stock options to employees and non-employee directors for the purchase of 808,290 shares of its common stock with a weighted-average exercise price of $1.72 per share, a weighted-average grant date fair value of $1.12 per share and an intrinsic value as of June 30, 2010 of approximately $1.0 million.

Each option granted to employees and non-employee directors during the three and six months ended June 30, 2010 and 2009 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Weighted average risk-free interest rate	2.49%	2.03%	2.46%	1.72%
Weighted average expected life of options	5 years	5 years	5 years	5 years
Weighted average expected dividend yield	0%	0%	0%	0%
Weighted average expected volatility	93.07%	85.14%	94.43%	81.21%

The Company recorded compensation expense for the three and six months ended June 30, 2010 of $499,412 and $1,009,454, respectively, and compensation expense for the three and six months ended June 30, 2009 of $412,361 and $818,495, respectively, in conjunction with option grants made to employees and non-employee directors. As of June 30, 2010, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $3.8 million, which it expects to recognize over a remaining average period of 2.0 years.

As of June 30, 2010, there were 4,601,930 options outstanding under the Plan with a weighted average remaining contractual life of 7.2 years and a weighted average exercise price of approximately $3.65 per share. Of these, options for 2,491,838 shares had vested and were exercisable at June 30, 2010 with a weighted average remaining contractual life of 6.0 years and a weighted average exercise price of approximately $3.79 per share.

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of June 30, 2010 for those awards that have an exercise price below the quoted closing price. As of June 30, 2010, there were options outstanding to purchase an aggregate of 1,884,734 shares with an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of approximately $1.5 million. Of those, options for 1,044,142 shares had vested and had an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of approximately $0.8 million.

During the three and six months ended June 30, 2010 and 2009, no options were exercised. During the three and six months ended June 30, 2010, options for 2,250 shares and 12,000 shares, respectively, were forfeited by a former employee who resigned in February 2010.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

(Unaudited)

NOTE 5	LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2010 and 2009 upon exercise or conversion that were not included in the computation of net loss per share totaled 11,007,688 and 7,863,379 shares, respectively.

NOTE 6	EXERCISE OF COMMON STOCK WARRANTS

No warrants were exercised during the three and six months ended June 30, 2010 and 2009.

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

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

(Unaudited)

stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase III study and has remaining potential future milestone payments, subject to the Company’s right to terminate the license agreement, totaling $3.25 million. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Based on work performed by DSP as of June 30, 2010, the Company had recorded expense of approximately $3.3 million and had a remaining liability of $0.4 million at June 30, 2010.

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

For the three and six months ended June 30, 2010, the Company evaluated events that occurred after June 30, 2010, the balance sheet date, through July 27, 2010, the date that financial statements were issued.

In July 2010, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of up to 3,000,000 shares of common stock. As of July 27, 2010, no sales of common stock had been made under this program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Item 1A. Part 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and under “Part II, Item 1A” of this report.

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

During the fourth quarter of 2009, we met with the FDA to obtain greater clarity about our options for completing the planned clinical and registration program for Northera after the failure of Study 302. The FDA agreed for us to change the primary endpoint and increase the enrollment of Study 301, our other ongoing pivotal Phase III trial being conducted under a Special Protocol Assessment, or SPA. The primary endpoint of Study 301 is now the relative improvement in the Orthostatic Hypotension Questionnaire, or OHQ, composite score between Northera and placebo. The FDA agreed that the revised primary endpoint reflects a more comprehensive global assessment of the clinical benefit of Northera for the treatment of symptomatic NOH in primary autonomic failure, a heterogeneous population consisting of patients suffering from Parkinson’s disease, multiple systems atrophy, pure autonomic failure, dopamine-ß-hydroxylase deficiency and non-diabetic autonomic neuropathy and would therefore be suitable for supporting a symptomatic claim. Although we had already enrolled 126 patients, exceeding our initial target enrollment of 118 patients, in Study 301 by September 2009, the results were not unblinded. To further de-risk the study and maximize the potential significance of the outcome, we decided to increase the power of the study to greater than 80% by reopening enrollment at select North American centers to randomize an additional 24 patients. The FDA subsequently confirmed that the SPA originally awarded to Study 301 in 2008 remained in effect following the protocol amendments approved by the FDA in December 2009. By the end of the second quarter 2010, we had successfully enrolled the full 150 patients targeted for the study. In early July 2010 we randomized our final patient into the trail with final enrollment of 167 patients. Top-line data from the study is expected in the third quarter of 2010.

The FDA also recommended that we submit a confirmatory pivotal study to support a new drug application, or NDA, filing and that such study could be contained to a small, highly enriched, homogeneous patient population. Based on this recommendation, we initiated a new clinical trial, Study 306, in June 2010. Study 306 is a randomized, double-blind, placebo-controlled, induction-design Phase III trial targeting the treatment of up to 84 patients with symptomatic NOH associated with Parkinson’s disease. The trial will be approximately 12 weeks in duration and include an initial, blinded dose titration period lasting up to two weeks, after which all patients will continue into an 8-week double-blind treatment period. The primary endpoint of the trial will be the relative improvement versus placebo in the OHQ composite score.

In March 2010, we announced the results from our twenty-four hour blood pressure monitoring study, Study 305. Data from this study indicate that Northera treatment resulted in a consistent and expected increase in systolic blood pressure, or SBP, with patients experiencing a mean increase in average SBP of 7.3 mmHg over 24 hours while on drug. Consecutive nocturnal SBP measurements greater than 180 mmHg lasting 3.5 hours or less were observed in only two patients on drug treatment and one patient while off drug treatment. No serious adverse events were reported during the conduct of this study. In May 2010, we announced the results from our long-term safety extension study, Study 303. Top-line results from this study demonstrated that prolonged treatment with droxidopa provides clinically meaningful and durable symptomatic improvements in patients with symptomatic NOH. The data further validates that the drug is safe and well tolerated throughout the extended three-month dosing period.

In addition, at June 30, 2010, our Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia continues. This trial began in early 2009 under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency. On July 1, 2010, we announced completion and favorable outcome of an independent Data Monitoring Committee review of the safety and efficacy data from approximately half the patients expected to participate in the trial. We also announced that an investigator-led Phase II study of droxidopa in combination with carbidopa for the treatment of adult attention deficit hyperactivity disorder, or ADHD, was initiated during the quarter ended March 31, 2010.

In addition to droxidopa, we are currently developing a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051. In March 2009, we announced positive results from the completed Phase II head-to-head clinical trial of CH-1504 for the treatment of rheumatoid arthritis, designed to compare the efficacy and tolerability of CH-1504 against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. The preliminary analysis showed comparable American College of Rheumatology efficacy criteria, or ACR20/50/70, response rates to patients treated with 0.25mg, 0.50mg and 1.0mg of CH-1504 against patients treated with a standard 20mg oral dose of methotrexate. In addition, the efficacy of CH-1504 was associated with improved tolerability and reduced hepatotoxicity compared with methotrexate. In April 2009, we announced positive findings from our Phase I study of CH-4051, the L-isomer of CH-1504. Data from this single and multiple ascending dose study demonstrated that CH-4051 is safe and well tolerated up to a maximally tolerated dose of 7.5mg.

During the first quarter of 2010, we completed our design of our Phase II study to compare CH-4051 to methotrexate in patients who have previously failed to show an adequate therapeutic response to methotrexate in the treatment of rheumatoid arthritis. This Phase II study is a double-blind, multiple-arm randomized study with a primary efficacy endpoint of the ACR hybrid score that combines a continuous scale of percentage improvement with the well-known ACR20/50/70. After submitting our proposed protocol to the FDA for review, the agency requested additional detail from preclinical studies previously submitted as part of our investigational new drug, or IND, application to support our proposed dose range. In late July 2010, we submitted both the requested preclinical data as well as a revised protocol for the Phase II trial of CH-4051 in rheumatoid arthritis. The FDA will have 30 days to review and respond to the submission. As a result, we currently expect this trial to be initiated during the second half of 2010.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	$ Increase	% Change
Research and development expense	$8,394	$8,096	$298	4%
Sales and marketing expense	508	333	175	53%
General and administrative expense	1,088	982	106	11%
Interest income	102	116	(14)	-12%
Interest expense	(35)	(41)	6	-15%
Other income	—	4,053	(4,053)	-100%

Research and development expenses increased in the second quarter of 2010 when compared to the same period of 2009. In December 2009 and during the six months ended June 30, 2010, we announced several updates related to our Phase III clinical and registration program for Northera in symptomatic NOH. Based on the results of our meeting with the FDA in the fourth quarter of 2009, much of our efforts during the first half of 2010 were focused on implementing the approved changes to Study 301 and finalizing the plans for and initiating Study 306, our newest pivotal study. We incurred expenses associated with these and other NOH programs during the quarter ended June 30, 2010, along with costs related to our ongoing Phase II trial of droxidopa in fibromyalgia, initial costs related to the Phase II trial of our antifolates in rheumatoid arthritis and the costs of manufacturing, packaging and labeling appropriate clinical trial material for these trials. For the quarter ended June 30, 2009, we incurred significant expenses associated with extensive clinical testing programs with the main focus on our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa, including our pivotal Phase III trials in NOH and Phase II trial in fibromyalgia. Also contributing to our expenses were compensation and related costs, in both periods. As a percentage of operating expenses, research and development costs were 84% for the three months ended June 30, 2010 and 86% for the three months ended June 30, 2009.

From inception through June 30, 2010, cumulative research and development expenses related to our major research and development projects were approximately $90.9 million and are detailed as follows:

	Six months ended June 30,		Inception Through June 30, 2010
(in thousands)	2010	2009
Antifolates	$2,500	$1,300	$28,600
Droxidopa	10,800	13,300	59,800
I-3D	—	—	2,500

	$13,300	$14,600	$90,900

Droxidopa. From inception through June 30, 2010, we had spent approximately $59.8 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $21 million more, primarily to complete our Phase III clinical trials and submit a NDA under the brand name Northera, to the FDA. This estimate includes costs related to regulatory activities for Northera but excludes license payments totaling $2.3 million to be made at the time of the NDA filing and approval. It also excludes $3.2 million in estimated costs for drug product to be purchased and expensed prior to regulatory approval but which would be available for sale if regulatory approval is granted. Assuming FDA approval of Northera for marketing in the United States, we currently anticipate launching the product and having initial sales or royalty revenue from it in the first quarter of 2012. In addition to the spending requirements above, we plan to spend up to approximately $1.6 million through the end of 2010 for clinical proof of concept studies of droxidopa in other indications unrelated to the NOH registration and commercialization program.

Antifolates. From inception through June 30, 2010, we had spent approximately $28.6 million in research and development expenses on our portfolio of antifolates. We currently do not expect to conduct additional trials or make further investments in the development of CH-1504 and plan to focus our clinical resources on further development of CH-4051, the second clinical stage compound in this portfolio and the more potent L-enantiomer of CH-1504. We currently intend to seek a partner to assist us in the development of our antifolates after the completion of Phase II proof-of-concept studies for CH-4051 in rheumatoid arthritis. We expect interim safety and efficacy data for the lower doses in this trial during the second half of 2011 with final data in the first half of 2012. While recent revisions to this protocol remain subject to FDA review, our preliminary estimates are that we will spend approximately $14 million subsequent to June 30, 2010 to complete this study. Assuming an approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2015.

I-3D Portfolio. From inception through June 30, 2010, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Although we have no formalized selling activities, sales and marketing expenses increased significantly in the second quarter of 2010 when compared to the same period of 2009 primarily related to costs for promotional activities, including conference sponsorships and presentations, and legal and patent filing expenses related to our intellectual property.

General and administrative expenses increased slightly due to minor increases in audit and tax fees, corporate legal costs, travel expenses and costs related to our annual general meeting held during the quarter.

Interest income. At June 30, 2010, we had cash and cash equivalents of $23.0 million. Although the funding received from our March 2010 financing allowed us to maintain a higher average cash level during the second quarter of 2010 when compared to 2009, the decrease in interest income reflects the redemption of ARS during the second quarter of 2009 and the loss of the premium rates for those investments.

Other income. During the quarter ended June 30, 2009, we recorded a gain of approximately $4.1 million on the recovery of previously recorded impairment losses on ARS that were redeemed at par. For the same period of 2010, we recorded no adjustment to our previously recorded fair value of ARS.

Six Months Ended June 30, 2010 and 2009

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	$ Increase	% Change
Research and development expense	$13,275	$14,603	$(1,328)	-9%
Sales and marketing expense	919	638	281	44%
General and administrative expense	2,064	2,025	39	2%
Interest income	169	231	(62)	-27%
Interest expense	(68)	(68)	—	0%
Other income	—	4,390	(4,390)	-100%

Research and development expenses. In December 2009 and during the six months ended June 30, 2010, we announced several updates related to our Phase III clinical and registration program for Northera in symptomatic NOH. Based on the results of our meeting with the FDA in the fourth quarter of 2009, much of our efforts during the first half of 2010 were focused on implementing the approved changes to Study 301 and finalizing the plans for and initiating Study 306, our newest pivotal study. We incurred expenses associated with these and other NOH programs during the period, along with costs related to our ongoing Phase II trial of droxidopa in fibromyalgia, initial costs related to the Phase II trial of our antifolates in rheumatoid arthritis and the costs of manufacturing, packaging and labeling appropriate clinical trial material for these trials. During 2009, we incurred significant expenses associated with extensive clinical testing programs with the main focus on our manufacturing, formulation, pre-clinical, Phase II and, particularly, Phase III activities for droxidopa, including our pivotal Phase III trials in NOH and Phase II trial in fibromyalgia. We also completed our Phase II study of CH-1504 during this period. As a percentage of operating expenses, research and development costs were 82% for the six months ended June 30, 2010 and 85% for the same period of 2009. In addition, during the six months ended June 30, 2010, we incurred a $0.4 million increase in compensation expenses related to our research and development activities.

Sales and marketing expenses. Although we have no formalized selling activities, in 2010 we incurred sales and marketing expenses primarily related to compensation and related expenses, conference sponsorship costs and legal expenses related to our intellectual property. During 2009, we incurred expenses of a similar nature, excluding conference sponsorship costs.

General and administrative expenses remained flat when comparing the six months ended June 30, 2010 to the same period of 2009. During 2010, we incurred small increases in compensation and related costs and insurance expenses, offset by a small decrease in professional fees for legal and accounting services.

Interest income. At June 30, 2010, we had cash and cash equivalents of $23 million. Although the average cash and investments level over each of the periods was similar, we received interest income on ARS during 2009 that were redeemed in the second quarter of 2009 and the decrease reflects the loss of the premium rates for those investments.

Other income. During the six months ended June 30, 2009, we recorded a gain of $4.4 million on the recovery of previously recorded impairment losses for ARS that were redeemed at par and an increase in the fair value of our ARS Rights.

Liquidity and Capital Resources

From inception to June 30, 2010, we have incurred an aggregate net loss of approximately $111.7 million as a result of expenses similar in nature to those described above.

As of June 30, 2010, we had working capital of approximately $14.3 million including cash and cash equivalents of approximately $23.0 million and liabilities of $9.4 million. We have financed our operations primarily through sales of our common stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

On March 5, 2010, we raised gross proceeds of approximately $18.2 million through the sale of 6,700,000 shares of common stock plus warrants for the purchase of 2,345,000 shares of common stock in a registered direct offering pursuant to our shelf registration statement filed with the Securities and Exchange Commission that became effective on August 20, 2009. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.5 million.

In July 2010, we filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of up to 3,000,000 shares of common stock. To date, no sales of common stock have been made under this program.

Auction Rate Securities

At June 30, 2010, we had successfully redeemed, at full par value, all of our holdings in ARS. During the six months ended June 30, 2010, approximately $5.3 million of our investments in ARS were redeemed at full par value. On June 30, 2010, we exercised our right, as outlined under the settlement agreement with UBS, to sell the remaining ARS investments of approximately $6.2 million, along with our ARS rights, to UBS as par value. At December 31, 2009, we held short-term investments of $11.45 million, consisting of principal invested in certain ARS and the fair value of the ARS Rights. Our investments in these securities represented interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us included mortgage, credit card or insurance securitizations.

During the fourth quarter of 2008, we accepted the terms of the settlement agreement from UBS for ARS Rights for our illiquid ARS holdings purchased from and maintained at UBS as of February 13, 2008. The ARS Rights provided us with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expired on July 2, 2012. UBS also agreed that an affiliate would provide us with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of our ARS holdings as of October 31, 2008. In March 2009, the line of credit was amended to provide us with a credit line of up to the full par value of our ARS holdings at UBS and, accordingly, we had fully drawn down the line of credit and had recorded a corresponding liability at December 31, 2009 of $11.47 million, including accrued interest. We repaid the line of credit with the proceeds from redemptions during the six months ended June 30, 2010 and offset the remaining balance at June 30, 2010 with the exercise of our ARS Rights on June 30, 2010.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our commercialization and marketing activities for droxidopa and our efforts to secure opportunities for strategic alliances. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing or strategic alliances. Management believes that currently available capital resources will be sufficient to meet our operating needs into the first quarter of 2011. We continue to actively pursue additional sources of liquidity, including but not limited to, strategic relationships, out-licensing of our products, public or private sales of equity or debt, including our recently announced at-the-market common equity sales program, and other sources. Such strategic relationships or out-licensing arrangements might require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs. From inception through June 30, 2010 we had losses of $111.7 million. We had net losses of $16.2 million and $12.7 million for the six months ended June 30, 2010 and 2009, respectively, and we anticipate losses at least through 2011 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of our drug candidates. Actual losses will depend on a number of considerations including:

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At June 30, 2010, a portion of our cash was maintained in non-interest bearing accounts at federally insured financial institutions that, under the Temporary Liquidity Guarantee Program, are fully insured by the Federal Deposit Insurance Corporation. In addition, we maintained funds on deposit that were invested primarily in fully liquid interest-bearing money market accounts, certificates of deposit and Treasury funds with a maturity under 90 days. All deposits and investments to date have been made in U. S. dollars and, accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. To assess our interest rate risk, we performed a sensitivity analysis projecting potential future interest earnings on investments in which we estimated the impact of a 0.25% to 0.5%, or 25 to 50 basis points, increase or decrease in our average interest rate over a 12 month time horizon. This analysis resulted in an annual potential effect of between approximately $30,000 and $60,000 on the interest earned on investments.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of June 30, 2010, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 except as set forth below.

We face risks related to our Phase III registration program for droxidopa for the treatment of symptomatic neurogenic orthostatic hypotension (NOH).

In September 2009, we announced that preliminary data from Study 302, the first of our pivotal Phase III trials of droxidopa for the treatment of NOH, did not demonstrate a statistically significant improvement relative to placebo as measured by the study’s primary endpoint. While the study did not meet its primary endpoint, additional analysis confirmed statistically significant symptomatic benefit across five clinically relevant assessment criteria that reflect symptomatic improvements and corroborate other supportive symptom data. Data from the trial also supported the safety and tolerability of droxidopa. Following our analysis of the 302 data, we met with the FDA in November 2009 to obtain greater clarity about our options for completing our planned clinical and registration program for droxidopa and were given approval to change the primary endpoint for our partially completed 301 study. There are, however, significant risks following from our 302 study results as we attempt to pursue a revised clinical plan for droxidopa. Specifically:

•

Despite the change in the primary endpoint of our 301 study and our decision to add additional patients to the study, significance in that endpoint may not be achieved which could further delay our ability to seek approval for droxidopa from the FDA.

•

As a result of the failure to achieve significance in our primary endpoint for the 302 study, the FDA recommended that we perform a confirmatory pivotal study, which we call study 306. While we believe we have incorporated much of what we have learned during our 302 study analysis into the design of 306, we cannot be sure that the results of this study will meet requirements for FDA approval.

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

•

The targeted geographic distribution of patients for the additional patients enrolled in Study 301 and the 306 study as well as the targeted mix of patient indications in these studies are different than for the 302 study and the earlier stages of the 301 study and we cannot be certain that we will be able to meet our revised timelines for these studies, particularly with respect to patient recruitment for Study 306.

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

The FDA has requested additional preclinical data to more fully characterize and support the safety of our proposed Phase II doses of CH-4051.

In June 2010, the FDA requested we delay initiating our Phase II clinical study of CH-4051 pending receipt and review of additional histopathology data and details from previously completed preclinical studies to more fully characterize and support the safety of our proposed Phase II doses of CH-4051. While we believe the data from our preclinical and Phase I evaluations of CH-4051 support the safety and tolerability of CH-4051 at the proposed doses and that our revised protocol will satisfy the FDA concerns regarding dose, there can be no assurance whether and when the FDA will allow us to proceed with clinical testing of CH-4051 in the U.S.; whether CH-4051 can be further developed, financed or commercialized in a timely manner without additional studies or patient data or significant expense; and whether any future development will be sufficient to support product approval. If we are unable to resolve the FDA’s concerns, we will not be able to proceed further to obtain regulatory approval for CH-4051.

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

Chelsea Therapeutics International, Ltd.

Date: July 27, 2010	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and
Chief Financial Officer