Form 10-Q
period 2010-09-30
Chelsea Therapeutics International, Ltd.
filed 2010-11-01
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 29, 2010 there were 49,125,545 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$18,189,529	$22,294,649
Short-term investments	—	11,450,000
Prepaid contract research and manufacturing	53,824	293,886
Other prepaid expenses and other current assets	277,928	129,687

Total current assets	18,521,281	34,168,222
Property and equipment, net	68,482	103,795
Other assets	38,095	76,950

	$18,627,858	$34,348,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,037,370	$2,842,566
Accrued compensation and related expenses	752,871	894,696
Accrued contract research and manufacturing	6,274,868	5,501,329
Other accrued expenses	512,930	792,458
Line of credit payable	—	11,466,012

Total liabilities	9,578,039	21,497,061

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 and 60,000,000 shares authorized, respectively and 40,856,259 and 33,500,406 shares issued and outstanding, respectively	4,086	3,350
Additional paid-in capital	129,532,061	108,391,823
Deficit accumulated during the development stage	(120,486,328)	(95,543,267)

Total stockholders’ equity	9,049,819	12,851,906

	$18,627,858	$34,348,967

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Period from April 3, 2002 (inception) to
	2010	2009	2010	2009	September 30, 2010

Operating expenses:
Research and development	$7,424,682	$5,357,373	$20,699,430	$19,960,065	$98,318,590
Sales and marketing	424,453	714,064	1,343,421	1,352,486	7,823,794
General and administrative	954,540	1,014,299	3,018,299	3,039,234	18,810,882

Total operating expenses	8,803,675	7,085,736	25,061,150	24,351,785	124,953,266

Operating loss	(8,803,675)	(7,085,736)	(25,061,150)	(24,351,785)	(124,953,266)
Interest income	19,003	32,427	188,478	263,925	4,725,286
Interest expense	(2,055)	(40,544)	(70,389)	(108,118)	(258,348)
Other income	—	—	—	4,390,487	—

Net loss	$(8,786,727)	$(7,093,853)	$(24,943,061)	$(19,805,491)	$(120,486,328)

Net loss per basic and diluted share of common stock	$(0.22)	$(0.22)	$(0.65)	$(0.64)

Weighted average number of basic and diluted common shares outstanding	40,316,699	32,428,692	38,668,900	30,892,371

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	capital	stage	equity
Balance at January 1, 2010	33,500,406	$3,350	$108,391,823	$(95,543,267)	$12,851,906

Stock-based compensation	—	—	1,497,043	—	1,497,043

Sale and issuance of common stock with detachable warrants in March 2010 at approximately $2.50 per share, net of issuance costs	6,700,000	670	16,762,253	—	16,762,923

Sale and issuance of common stock in controlled at-the-market equity offering in September 2010 at approximately $4.49 per share, net of issuance costs	634,500	64	2,851,313	—	2,851,377

Common stock issued in 2010 at par, pursuant to net-share (cashless) exercises of common stock warrants	14,298	1	(1)	—	—

Common stock issued in 2010 at $4.20 per share pursuant to exercise of common stock warrants	7,055	1	29,630	—	29,631

Net loss	—	—	—	(24,943,061)	(24,943,061)

Balance at September 30, 2010	40,856,259	$4,086	$129,532,061	$(120,486,328)	$9,049,819

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,		Period from April 3, 2002 (inception) to
	2010	2009	September 30, 2010
Operating activities:
Net loss	$(24,943,061)	$(19,805,491)	$(120,486,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,497,043	1,242,573	5,852,203
Depreciation and amortization	52,307	52,338	282,211
Stock issued for license agreement	—	—	575,023
Non-cash interest expense	—	—	34,020
Gain on recovery of temporary impairment of short-term and long-term investments	—	(4,390,487)	—
Gain on disposition of assets	—	—	(2,208)
Fair value of warrants for finder’s agreement	—	—	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	91,822	191,672	(331,751)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(311,185)	33,077	8,825,169
Accrued compensation and related expenses	(141,825)	25,347	752,871

Net cash used in operating activities	(23,754,899)	(22,650,971)	(104,065,040)

Investing activities:
Acquisitions of property and equipment	(16,995)	(8,724)	(352,164)
Proceeds from sale of assets	—	—	3,677
Purchases of investments	—	—	(49,538,336)
Redemptions and sales of investments	11,450,000	14,550,000	49,538,336
Security deposits	38,855	—	(38,095)

Net cash provided by (used in) investing activities	11,471,860	14,541,276	(386,582)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from (repayments of) borrowings from line of credit	(11,466,012)	4,197,532	—
Proceeds from exercise of stock options	—	—	80,729
Proceeds from exercise of common stock warrants	29,631	—	328,711
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	19,614,300	12,430,000	120,882,086
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	8,177,919	16,627,532	122,641,151

Net increase (decrease) in cash and cash equivalents	(4,105,120)	8,517,837	18,189,529
Cash and cash equivalents, beginning of period	22,294,649	21,532,553	—

Cash and cash equivalents, end of period	$18,189,529	$30,050,390	$18,189,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,389	$108,118	$224,328

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

In conjunction with the merger and recapitalization of the Company on February 11, 2005, the Company issued 11,911,357 shares of its $0.0001 par value common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its $0.0001 par value common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700.

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

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative pharmaceutical products for the treatment of a variety of human diseases. Specifically, the Company is developing a novel therapeutic agent for the treatment of neurogenic orthostatic hypotension, or NOH, and related conditions and diseases along with the development of prescription products for multiple autoimmune disorders including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer. The Company’s operating subsidiary, Chelsea Therapeutics, Inc. (“Chelsea Inc.”), was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc., with the name changed in July 2004. In February 2005, Chelsea Inc. merged with a wholly-owned subsidiary of our predecessor company, Ivory Capital Corporation (“Ivory”), a Colorado public company with no operations (the “Merger”). The Company reincorporated into the State of Delaware in July 2005, changing its name to Chelsea Therapeutics International, Ltd.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 10, 2010 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Since inception, the Company has focused primarily on organizing and staffing the Company, negotiating in-licensing agreements with its partners, acquiring, developing and securing its proprietary technology, participating in regulatory discussions with the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory agencies and undertaking preclinical trials and clinical trials of its product candidates. The Company is a development stage company and has generated no revenue since inception.

The Company has sustained operating losses since its inception and expects that such losses could continue over at least the next two years. The Company’s continued operation depends on its ability to raise funds through various potential sources, such as equity and debt financing, the exercise of warrants or strategic alliances. Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations.

Management believes that capital resources available at September 30, 2010, funds raised in the October 2010 publicly-marketed offering (see Note 10), anticipated proceeds of approximately $8.5 million expected from the exercise of warrants expiring in February 2011 and an assumed completion of an out-license agreement for Northera rights outside the North American market in 2011 will meet our operating needs, including an increasing level of commercialization activity for Northera, into the first quarter of 2012.

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

On December 31, 2009, the Company held total investments in auction rate securities, or ARS, with a par value of approximately $11.45 million, classified as trading securities and held at UBS Financial Services, Inc. (UBS). The Company’s ARS investments represented interests in collateralized debt obligations supported by pools of student loans and none were collateralized by mortgage, credit card or insurance securitizations. During 2008, the Company finalized the details of its settlement agreement related to those ARS held at UBS and accepted the terms for ARS Rights (the “ARS Rights”) for the illiquid ARS holdings maintained at UBS as of February 13, 2008. The ARS Rights provided the Company with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and were to expire on July 2, 2012. The ARS Rights granted UBS the sole discretion and right to sell or otherwise dispose of ARS at any time up until June 30, 2010, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights were not transferable, not tradable and were not quoted or listed on any securities exchange or any other trading network.

In addition, UBS also agreed that an affiliate would provide the Company with a no net-cost line of credit. Under the terms of the line of credit agreements the Company received funds in December 2008 and March 2009 equivalent to 100% of the par value of the Company’s ARS investments, providing the Company with full liquidity for all its investments in ARS held with UBS. The line of credit agreements also stipulated that proceeds from liquidation of the ARS through redemption or otherwise, would first be applied to the balance outstanding on the line of credit. The Company exercised the ARS Rights on June 30, 2010 and, after applying the proceeds of the redemptions of those ARS Rights, had no remaining investment in ARS or any liability under the line of credit as of the date of exercise.

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

As a result of its continuing analysis of fair value, the Company recorded no additional trading loss related to its trading securities or any corresponding adjustment to the fair value of its ARS Rights, prior to redemption on June 30, 2010. During the nine months ended September 30, 2009, the Company recorded a gain of approximately $4.1 million from the recovery of the other-than-temporary impairment that the Company had recorded against investments with an aggregate par value of $11.6 million, classified as available-for-sale, that were redeemed during 2009. Also, during the nine months ended September 30, 2009, the Company recorded a gain of approximately $0.2 million related to the increased value of the ARS Rights due to the additional funding received under the line of credit and the resulting elimination of any performance risk associated with the settlement. In addition, the Company recorded the recovery of $0.1 million of previously recorded other-than-temporary impairment losses related to $0.3 million in partial redemptions at par of its available-for-sale ARS investments during 2009.

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

With the redemption of the Company’s ARS investments (see Note 2), assets measured at fair value on a recurring basis consist only of cash and cash equivalents of approximately $18.2 at September 30, 2010. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the nine months ended September 30, 2010 (in thousands):

Balance as of December 31, 2009	$11,450
Redemptions (Note 2)	(11,450)
Sales on secondary market	—
Increase in fair value of ARS Rights	—
Realized gains on redemption	—
Transfers in and/or out of Level 3	—

Balance as of September 30, 2010	$—

NOTE 4	STOCK-BASED COMPENSATION

The Company has a stock incentive plan, as amended (the “Plan”), under which stock options for 6,200,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended September 30, 2010, the Company granted no stock options. During the three months ended September 30, 2009, the Company granted stock options to an employee and a non-employee director for the purchase of 55,000 shares of its common stock with a weighted-average exercise price of $4.94 per share, a weighted-average grant date fair value of $3.42 per share and an intrinsic value as of September 30, 2010 of approximately $15,000.

During the nine months ended September 30, 2010, the Company granted stock options to employees and non-employee directors for the purchase of 801,000 shares of its common stock, of which options for 798,000 shares remain outstanding with a weighted-average exercise price of $2.95 per share, a weighted-average grant date fair value of $2.14 per share and an intrinsic value as of September 30, 2010 of approximately $1.7 million. During the nine months ended September 30, 2009, the Company granted stock options to employees and non-employee directors for the purchase of 863,290 shares of its common stock with a weighted-average exercise price of $1.92 per share, a weighted-average grant date fair value of $1.27 per share and an intrinsic value as of September 30, 2010 of approximately $2.8 million.

Each option granted to employees and non-employee directors during the three and nine months ended September 30, 2010 and 2009 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company utilizes the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009. No stock options were granted during the three months ended September 30, 2010 and, accordingly, information for that period is not presented.

	For the three months ended September 30,	For the nine months ended September 30,
	2009	2010	2009
Weighted average risk-free interest rate	2.57%	2.46%	1.78%
Weighted average expected life of options	5 years	5 years	5 years
Weighted average expected dividend yield	0%	0%	0%
Weighted average expected volatility	87.51%	94.43%	81.61%

The Company recorded compensation expense for the three and nine months ended September 30, 2010 of $487,589 and $1,497,043, respectively, and compensation expense for the three and nine months ended September 30, 2009 of $424,078 and $1,242,573, respectively, in conjunction with option grants made to employees and non-employee directors. As of September 30, 2010, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $3.3 million, which it expects to recognize over a remaining average period of 1.7 years.

As of September 30, 2010, there were 4,601,930 options outstanding under the Plan with a weighted average remaining contractual life of 7.0 years and a weighted average exercise price of approximately $3.65 per share. Of these, options for 2,523,088 shares had vested and were exercisable at September 30, 2010 with a weighted average remaining contractual life of 5.8 years and a weighted average exercise price of approximately $3.81 per share.

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of September 30, 2010 for those awards that have an exercise price below the quoted closing price. As of September 30, 2010, there were options outstanding to purchase an aggregate of 3,296,430 shares with an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of approximately $8.0 million. Of those, options for 1,709,588 shares had vested and had an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of approximately $4.0 million.

During the three and nine months ended September 30, 2010 and 2009, no options were exercised. During the nine months ended September 30, 2010, options for 12,000 shares were forfeited by a former employee who resigned in February 2010.

NOTE 5	LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at September 30, 2010 and 2009 upon exercise or conversion that were not included in the computation of net loss per share totaled 10,974,254 and 7,798,688 shares, respectively.

NOTE 6	EXERCISE OF COMMON STOCK WARRANTS

In September 2010, a warrant holder exercised the right to purchase 26,379 shares of the common stock of the Company, with an exercise price of $2.62 per share, pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 14,298 shares of its common stock to the warrant holder based on the excess of the market price over the exercise price on the date of exercise.

In September 2010, various warrant holders exercised their rights to purchase an aggregate of 7,055 shares of the common stock of the Company at an exercise price of $4.20 per share pursuant to cash exercises whereby the Company recorded proceeds of approximately $30,000.

No warrants were exercised during the three and nine months ended September 30, 2009.

NOTE 7	REGISTERED DIRECT SALE OF COMMON STOCK

On March 5, 2010, the Company raised gross proceeds of approximately $18.2 million through the sale of 6,700,000 shares of its common stock plus warrants for the purchase of 2,345,000 shares of its common stock. The warrants permit the holders to purchase the underlying common shares at $2.79 each and are exercisable in whole at any time, or in part from time to time, during the period commencing six months after the date of issuance and ending three years from the date of issuance. These shares were offered pursuant to the Company’s shelf registration statement as filed with the SEC under which it could offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60 million. Such registration statement became effective as of August 20, 2009. Upon completion of the publicly-marketed offering of common stock in October 2010 (see Note 10), there are no more securities available under this shelf registration. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.5 million.

NOTE 8	CONTROLLED EQUITY OFFERING

In July 2010, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of up to 3,000,000 shares of common stock. In September 2010, the Company sold 634,500 shares of common stock under this program resulting in net proceeds, after expenses, of approximately $2.9 million, or $4.49 per share. These shares were offered pursuant to the Company’s shelf registration statement as filed with the SEC under which it could offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60 million. Such registration statement became effective as of August 20, 2009. Upon completion of the publicly-marketed offering of common stock in October 2010 (see Note 10), there are no more securities available under this shelf registration.

NOTE 9	LICENSING AGREEMENTS

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by the Company as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. In September 2010, the Company accrued a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. The Company is obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. There are no minimum royalties required under the agreement. The Company is also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones. Based on the Company’s current development plans for compounds licensed under this agreement, approximately $1.5 million of payments may become due if specific milestones are achieved, subject to the Company’s right to terminate the license agreement. In addition, should the Company enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study and has remaining potential future milestone payments, subject to the Company’s right to terminate the DSP Agreement, totaling $3.25 million. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Based on work performed by DSP as of September 30, 2010, the Company had recorded expense of approximately $3.3 million and had a remaining liability of $0.3 million at September 30, 2010.

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

NOTE 10	SUBSEQUENT EVENTS

For the three and nine months ended September 30, 2010, the Company evaluated events that occurred after September 30, 2010, the balance sheet date, through November 1, 2010, the date that financial statements were issued.

On October 6, 2010, the Company raised gross proceeds of approximately $40.3 million through the sale of 8,214,286 shares of its common stock in a publicly-marketed offering. These shares were offered pursuant to the Company’s shelf registration statement, as amended effective October 1, 2010 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, as filed with the SEC under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $61,566,686. There are no more securities available under this shelf registration. In connection with the October 2010 offering, the Company paid commissions and other offering-related costs of approximately $2.5 million, resulting in net proceeds to the Company of approximately $37.8 million.

In October 2010, various warrant holders exercised their rights to purchase an aggregate of 55,000 shares of the common stock of the Company at an exercise price of $4.20 per share pursuant to cash exercises whereby the Company recorded proceeds of $231,000.

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

In September 2010, we announced that upon preliminary analysis of Study 301, the second of our pivotal Phase III trials of Northera for the treatment of symptomatic NOH, the study had met its primary endpoint. Treatment with Northera provided clinically-meaningful and statistically-significant improvement (p=0.003) in symptoms associated with NOH. Study results also showed that Northera was both safe and very well tolerated. Patients randomized into this double-blind, placebo-controlled study were evaluated for symptomatic and functional improvements using the orthostatic hypotension questionnaire, or OHQ, that is specifically designed to rate the severity of symptoms resulting from low-blood pressure and the degree to which those symptoms interfere with a patient’s ability to perform activities of daily living. In addition to the symptomatic and functional benefits registered on the OHQ, the study validated Northera’s unique mechanism of action and confirmed the preferential effect of Northera on standing systolic blood pressure, or SBP, versus supine SBP, demonstrating a statistically-significant improvement in standing SBP (p<0.001) relative to placebo. The study was conducted under a Special Protocol Assessment, or SPA, granted by the FDA in February 2008, providing an agreement that the study design, including trial size, clinical endpoints and/or data analyses is acceptable to support regulatory approval.

In 2009, we announced data from Study 302, the first of our pivotal double-blind Phase III trials, designed to compare Northera to placebo for the treatment of symptomatic NOH. While statistically-significant benefits were shown across six clinically-relevant assessment criteria along with positive trends favoring Northera on 16 of the 17 study endpoints providing significant supporting data for the use of Northera in the treatment of symptomatic NOH, the trial did not meet the primary endpoint of demonstrating a statistically-significant improvement relative to placebo on Item 1 (dizziness or light-headedness) of the Orthostatic Hypotension Symptom Assessment, or OHSA, scale during the double-blind phase of the trial. While the study did not meet its primary endpoint, additional analysis confirmed statistically-significant symptomatic benefit across five clinically-relevant assessment criteria that reflect symptomatic improvements and corroborate other supportive symptom data. Data from the trial also supported the safety and tolerability of droxidopa.

During the fourth quarter of 2009, we met with the FDA to obtain greater clarity about our options for completing the planned clinical and registration program for Northera after we announced in September 2009 the failure of Study 302, our initial pivotal Phase III trial, to meet its primary endpoint. As a result of that meeting, the FDA agreed to a change in the primary endpoint and an increase in enrollment of Study 301. The FDA agreed that the revised primary endpoint reflected a more comprehensive global assessment of the clinical benefit of Northera for the treatment of symptomatic NOH in primary autonomic failure, a heterogeneous population consisting of patients suffering from Parkinson’s disease, multiple systems atrophy, pure autonomic failure, dopamine-ß-hydroxylase deficiency and non-diabetic autonomic neuropathy, and would therefore be suitable for supporting a symptomatic claim. The FDA subsequently confirmed that the SPA originally awarded to Study 301 in 2008 remained in effect following the protocol amendments approved by the FDA in December 2009.

The FDA also recommended that we submit a confirmatory pivotal study to support a new drug application, or NDA, filing and that such study could be contained to a small, highly-enriched, homogeneous patient population. Based on this recommendation, we initiated a new clinical trial, Study 306, in June of 2010. Study 306 is a randomized, double-blind, placebo-controlled, induction-design Phase III trial evaluating up to 84 patients with symptomatic NOH associated with Parkinson’s disease. The trial will be approximately 12 weeks in duration and include an initial, blinded dose titration period lasting up to two weeks, after which all patients will continue into an 8-week double-blind treatment period. The primary endpoint of the trial will be the relative improvement versus placebo in the OHQ composite score. We expect top-line results from Study 306 in the second quarter of 2011. Assuming favorable results, we anticipate filing a NDA with the FDA in the third quarter of 2011.

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

In addition, at September 30, 2010, our Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia continues. This trial began in early 2009 under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency. On July 1, 2010, we announced completion and favorable outcome of an independent Data Monitoring Committee review of the safety and efficacy data from approximately half the patients expected to participate in the trial. In February 2010, we announced that an investigator-led Phase II study of droxidopa in combination with carbidopa for the treatment of adult attention deficit hyperactivity disorder, or ADHD, had been initiated. In August 2010, we announced that an investigator-led, open label Phase II study of droxidopa for the treatment of chronic fatigue syndrome, or CFS, had been initiated.

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

Upon finalization and submission to the FDA of the proposed protocol for our Phase II study to compare CH-4051 to methotrexate in patients who have previously failed to show an adequate therapeutic response to methotrexate in the treatment of rheumatoid arthritis, the agency requested additional detail from preclinical studies previously submitted as part of our investigational new drug application, or IND, to support our proposed dose range. In late July 2010, we submitted both the requested preclinical data as well as a revised protocol for the Phase II trial of CH-4051 in rheumatoid arthritis and, in late August 2010, the FDA approved our proposed Phase II trial. This Phase II study is a double-blind, multiple-arm randomized study with a primary efficacy endpoint of the ACR hybrid score that combines a continuous scale of percentage improvement with the well-known ACR20/50/70. We initiated patient enrollment in this trial in September 2010.

Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio. We currently have no work underway related to this portfolio.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates although we could potentially generate revenue by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market any such products until, at the earliest, 2012. Assuming FDA approval of Northera for marketing in the United States, we currently anticipate launching the product and having initial sales or royalty revenue from it in the first quarter of 2012. Currently, development expenses are being funded with proceeds from equity financings and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. We completed equity financings in December 2004, February 2006, March 2007, November 2007, July 2009, March 2010 and October 2010. In addition, we received additional proceeds under a controlled equity offering for sales made during September 2010. To the extent we move our products into additional clinical trials and expand our commercialization and marketing efforts for droxidopa, our need to finance operating costs will continue. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development and/or commercialization of the products (see “Liquidity and Capital Resources”).

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

Accounting for Stock-Based Compensation. We account for our stock options and warrants utilizing a fair value based method of accounting. In determining the fair value of the equity instrument, we consider, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying shares and (v) anticipated future forfeitures. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our awards. We estimate the expected life of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividends reflect our current and expected future policy for dividends on our common stock. To determine the expected stock price volatility for our stock options, we examine historical volatilities for industry peers closely related to the current status of our business, but with sufficient trading history to be able to determine volatility. Utilizing a weighted average calculation to account for the limited price history of our stock, we analyze the historical volatility of our stock price in combination with the historical volatility of the industry peers selected to determine an appropriate volatility factor. We plan to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for our common stock becomes available. Given our low historical rate of attrition and the senior nature of the roles for a significant portion of our employees, we had estimated that we would experience no forfeitures or that our rate of forfeiture would be immaterial to the recognition of compensation expense for those options currently outstanding. Our results of operations include non-cash compensation expense as a result of the issuance of stock option grants utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Results of Operations

Three Months Ended September 30, 2010 and 2009

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	$ Increase	% Change
Research and development expense	$7,425	$5,357	$2,068	39%
Sales and marketing expense	424	714	(290)	-41%
General and administrative expense	955	1,014	(59)	-6%
Interest income	19	32	(13)	-41%
Interest expense	(2)	(41)	39	-95%

Research and development expenses increased in the third quarter of 2010 when compared to the same period of 2009. In December 2009 and during the nine months ended September 30, 2010, we announced several updates related to our Phase III clinical and registration program for Northera in symptomatic NOH. Based on the results of our meeting with the FDA in the fourth quarter of 2009, much of our efforts during 2010 were focused on implementing the approved changes to and completing Study 301while also finalizing the plans for and initiating Study 306, our newest pivotal study. We incurred expenses associated with these and other NOH programs during the quarter ended September 30, 2010, along with costs related to our ongoing Phase II trial of droxidopa in fibromyalgia, costs related to the Phase II trial of our antifolates in rheumatoid arthritis, including licensing fees, and the costs of manufacturing, packaging and labeling appropriate clinical trial material for these trials. For the quarter ended September 30, 2009, we incurred significant expenses associated with our pivotal Phase III clinical and registration program for Northera in symptomatic NOH, along with costs related to our ongoing Phase II trial of droxidopa in fibromyalgia and final costs related to Phase I and Phase II trials of our antifolates. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 84% for the three months ended September 30, 2010 and 76% for the three months ended September 30, 2009.

From inception through September 30, 2010, cumulative research and development expenses related to our major research and development projects were approximately $98.4 million and are detailed as follows:

	Nine months ended September 30,		Inception Through September 30, 2010
(in thousands)	2010	2009
Antifolates	$3,200	$1,900	$29,300
Droxidopa	17,500	18,100	66,600
I-3D	—	—	2,500

	$20,700	$20,000	$98,400

Droxidopa. From inception through September 30, 2010, we had spent approximately $66.6 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $25 million more, primarily to complete our Phase III clinical program and submit a NDA, under the brand name Northera, to the FDA. In addition to the completion of our ongoing pivotal efficacy Study 306, this estimate also includes costs related to our ongoing extension safety studies, certain pharmacokinetic studies and regulatory activities for Northera. It excludes license payments totaling $2.25 million to be made at the time of the NDA filing and approval. It also excludes $3 million in estimated direct costs for drug product to be purchased and expensed prior to regulatory approval but which could be available for sale if regulatory approval is granted. Assuming FDA approval of Northera for marketing in the United States, we currently anticipate launching the product and having initial sales or royalty revenue from it in the first quarter of 2012. In addition to the spending requirements above, we plan to spend up to approximately $0.4 million through the end of 2010 and $3 million in 2011 for clinical proof of concept studies of droxidopa in other indications unrelated to the NOH registration and commercialization program.

Antifolates. From inception through September 30, 2010, we had spent approximately $29.3 million in research and development expenses on our portfolio of antifolates. We currently do not expect to conduct additional trials or make further investments in the development of CH-1504 and plan to focus our clinical resources on further development of CH-4051, the second clinical stage compound in this portfolio and the more potent L-enantiomer of

CH-1504. We currently intend to seek a partner to assist us in the development of our antifolates after the completion of Phase II proof-of-concept studies for CH-4051 in rheumatoid arthritis. We expect interim safety and efficacy data for the lower doses in this trial during the second half of 2011 with final data in the first half of 2012 and estimate that we will spend approximately $15 million subsequent to September 30, 2010 to complete this study. Assuming an approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2015.

I-3D Portfolio. From inception through September 30, 2010, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Although we have no formalized selling activities, sales and marketing expenses decreased significantly in the third quarter of 2010 when compared to the same period of 2009 primarily related to approximately $250,000 of expenses incurred in 2009 for the planned commercialization and marketing activities of Northera based on anticipated positive results for Study 302.

General and administrative expenses decreased slightly due to decreases in professional accounting fees and travel expenses, partially offset by an increase in insurance expense.

Interest income and interest expense. At September 30, 2010, we had cash and cash equivalents of $18.2 million. The funding received from our July 2009 financing allowed us to maintain a higher average cash level during the third quarter of 2009 when compared to 2010. In addition, the redemption of our investments in auction rate securities, or ARS, during the second quarter of 2009 and the second quarter of 2010 and the loss of the premium interest rates for those investments also contributed to the decrease in interest income. Interest expense decreased as the line of credit associated with our investments in ARS held at UBS was fully paid on June 30, 2010.

Nine Months Ended September 30, 2010 and 2009

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	$ Increase	% Change
Research and development expense	$20,699	$19,960	$739	4%
Sales and marketing expense	1,343	1,352	(9)	-1%
General and administrative expense	3,018	3,039	(21)	-1%
Interest income	188	264	(76)	-29%
Interest expense	(70)	(108)	38	-35%
Other income	—	4,390	(4,390)	-100%

Research and development expenses. In December 2009 and during the nine months ended September 30, 2010, we announced several updates related to our Phase III clinical and registration program for Northera in symptomatic NOH. Based on the results of our meeting with the FDA in the fourth quarter of 2009, much of our efforts during 2010 have been focused on implementing the approved changes to and completing Study 301 and finalizing the plans for and initiating Study 306, our newest pivotal study. We incurred expenses associated with these and other NOH programs during the period, along with costs related to our ongoing Phase II trial of droxidopa in fibromyalgia, initial costs related to the Phase II trial of our antifolates in rheumatoid arthritis and the costs of manufacturing, packaging and labeling appropriate clinical trial material for these trials. We incurred significant expenses in 2009, primarily related to our extensive clinical testing programs, particularly, clinical activities for droxidopa, including our pivotal Phase III trials in NOH and Phase II trial in fibromyalgia. In addition, we incurred costs associated with our Phase II study of CH-1504 in rheumatoid arthritis, completed in March 2009, and our Phase I dosing study of CH-4051, completed in April 2009. Other activities contributing to expenses in 2009 include manufacture, formulation, labeling and packaging and regulatory costs. As a percentage of operating expenses, research and development costs were 83% for the nine months ended September 30, 2010 and 82% for the same period of 2009. In addition, during the nine months ended September 30, 2010, we incurred a $0.6 million increase in compensation expenses related to our research and development activities.

Sales and marketing expenses. Although we have no formalized selling activities, in 2010 we incurred increases in sales and marketing expenses for compensation and related expenses and promotional costs that include conference sponsorships offset by decreases in legal expenses related to our intellectual property and market research costs. During 2009, we incurred expenses of a similar nature, with more market research activity and less promotional activity than in 2010.

General and administrative expenses remained flat when comparing the nine months ended September 30, 2010 to the same period of 2009. During 2010, we incurred small increases in compensation and related costs, computer and software expenses and insurance expenses, offset by decreases in professional fees for legal and accounting services and travel expenses.

Interest income and interest expense. At September 30, 2010, we had cash and cash equivalents of $18.2 million. We received interest income on ARS during the first six months of 2010 for ARS that were redeemed on June 30, 2010 and during 2009 for ARS that were redeemed in the second quarter of 2009 as well as those redeemed in 2010. The decrease reflects the loss of the premium interest rates for those investments. Interest expense decreased as the line of credit associated with our investments in ARS held at UBS was fully paid on June 30, 2010.

Other income. During the nine months ended September 30, 2009, we recorded a gain of $4.4 million on the recovery of previously recorded impairment losses for ARS that were redeemed at par and an increase in the fair value of our ARS Rights.

Liquidity and Capital Resources

From inception to September 30, 2010, we have incurred an aggregate net loss of approximately $120.5 million as a result of expenses similar in nature to those described above.

As of September 30, 2010, we had working capital of approximately $8.9 million including cash and cash equivalents of approximately $18.2 million and liabilities of $9.6 million. We have financed our operations primarily through sales of our common stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

On March 5, 2010, we raised gross proceeds of approximately $18.2 million through the sale of 6,700,000 shares of common stock plus warrants for the purchase of 2,345,000 shares of common stock in a registered direct offering pursuant to our shelf registration statement filed with the Securities and Exchange Commission that became effective on August 20, 2009. Upon completion of the publicly-marketed offering discussed below, there are no more securities available under this shelf registration. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.5 million.

In July 2010, we filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of up to 3,000,000 shares of common stock pursuant to our shelf registration statement filed with the Securities and Exchange Commission that became effective on August 20, 2009. In September 2010, we sold 634,500 shares of common stock under this program resulting in net proceeds, after expenses for the program, of approximately $2.9 million. Upon completion of the publicly-marketed offering discussed below, there are no more securities available under this shelf registration.

In October 2010, we raised gross proceeds of approximately $40.3 million through the sale of approximately 8.2 million shares of common stock in a publicly-marketed offering pursuant to our shelf registration statement, as amended pursuant to Rule 462(b), as filed with the SEC. In connection with this offering, we paid commissions and other offering-related costs of approximately $2.5 million. There are no more securities available under this shelf registration.

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns. To limit market risk, investments are restricted to high quality instruments with relatively short maturities including, but not limited to, fully liquid interest-bearing money market accounts, certificates of deposit and Treasury funds with a maturity of 90 days or less.

During 2010, we successfully redeemed, at full par value, all of our holdings in ARS. At December 31, 2009, we held short-term investments of $11.45 million, consisting of principal invested in certain ARS and the fair value of the ARS Rights. Our investments in these securities represented interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us included mortgage, credit card or insurance securitizations. During the nine months ended September 30, 2010, approximately $5.3 million of our investments in ARS were redeemed at full par value. On June 30, 2010, we exercised our right, as outlined under the settlement agreement with UBS, to sell the remaining ARS investments of approximately $6.2 million, along with our ARS rights, to UBS at par value.

During the fourth quarter of 2008, we accepted the terms of the settlement agreement from UBS for ARS Rights for our illiquid ARS holdings purchased from and maintained at UBS as of February 13, 2008. The ARS Rights provided us with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and expired on July 2, 2012. UBS also agreed that an affiliate would provide us with a no net-cost line of credit for up to a portion of the market value (as determined by UBS) of our ARS holdings as of October 31, 2008. In March 2009, the line of credit was amended to provide us with a credit line of up to the full par value of our ARS holdings at UBS and, accordingly, we had fully drawn down the line of credit and had recorded a corresponding liability at December 31, 2009 of $11.47 million, including accrued interest. We repaid the line of credit with the proceeds from redemptions during the nine months ended September 30, 2010 and offset the remaining balance at June 30, 2010 with the exercise of our ARS Rights on June 30, 2010.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our commercialization and marketing activities for Northera and our efforts to secure opportunities for strategic alliances.

We believe that capital resources available at September 30, 2010, when combined with net proceeds of approximately $37.8 million from our October 2010 public offering, anticipated proceeds of approximately $8.5 million from the exercise of warrants expiring in February 2011 and an assumed completion of an out-license agreement for Northera rights outside the North American market will be sufficient to meet our operating needs, including an increasing level of commercialization activity for Northera, into the first quarter of 2012.

Our continued operations depend on our ability to raise funds through various potential sources, such as equity and debt financing, the exercise of warrants or strategic alliances. Such strategic relationships or out-licensing arrangements might require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs.

From inception through September 30, 2010 we had losses of $120.5 million. We had net losses of $24.9 million and $19.8 million for the nine months ended September 30, 2010 and 2009, respectively, and we anticipate losses to continue for several years. Actual losses will depend on a number of considerations including:

•	discussions with regulatory agencies concerning the design and results of our clinical trials;

•	the pace and success of development activities, including clinical programs for droxidopa, antifolates and other product candidates;

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	seeking regulatory approval for our various product candidates;

•	the pace of commercialization and marketing efforts for Northera;

•	possible out-licensing of our product candidates;

•	the pace of development of new intellectual property for our existing product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel.

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

Off-Balance Sheet Arrangements

We do not have any unconsolidated entities and, accordingly, we have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. At September 30, 2010, a portion of our cash was maintained in non-interest bearing accounts at federally insured financial institutions that, under the Temporary Liquidity Guarantee Program, are fully insured by the Federal Deposit Insurance Corporation. In addition, we maintained funds on deposit that were invested primarily in fully liquid interest-bearing money market accounts, certificates of deposit and Treasury funds with a maturity under 90 days. All deposits and investments to date have been made in U. S. dollars and, accordingly, have no exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. Currently, the returns on such short-term, fully liquid cash investments are at historic lows. Accordingly, we estimate that any sensitivity experienced due to fluctuations of interest rates in the United States for such investments would have no material impact on our consolidated financial position or results of operations.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of September 30, 2010, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation for Chelsea Therapeutics International, Ltd., as amended on June 1, 2010.				X

10.4	Chelsea Therapeutics International, Ltd. 2004 Stock Plan, as amended, and forms of Notice of Stock Option Grant and Stock Option Agreement, as amended.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: November 1, 2010	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and
Chief Financial Officer