Form 10-K/A
period 2010-12-31
Chelsea Therapeutics International, Ltd.
filed 2011-04-07
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for Chelsea Therapeutics International, Ltd. amends our Annual Report on Form 10-K for the year ended December 31, 2010 initially filed with the Securities and Exchange Commission on March 2, 2011 (the “Original Filing”).

This Amendment No. 1 is being filed to amend Item 15—Exhibits and Financial Statement Schedules to include the Report of Independent Registered Public Accounting Firm dated March 10, 2008, of our previous independent registered public accounting firm, J.H. Cohn LLP, which was omitted from the Original Filing. This Amendment No. 1 also includes consents from Ernst & Young LLP (our current independent registered public accounting firm) as Exhibit 23.1 and J.H. Cohn LLP as Exhibit 23.2. Furthermore, we have updated (i) the index to the Financial Statements in Item 15(a)—Exhibits and Financial Statement Schedules—Financial Statements to include the report of J.H. Cohn LLP and (ii) the exhibit index in Item 15(b)—Exhibits and Financial Statement Schedules—Exhibits to include the consent of J.H. Cohn LLP.

This Amendment No. 1 includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. This Amendment No. 1 does not reflect events occurring after March 2, 2011, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

ANNUAL REPORT ON FORM 10-K/A

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of April 2011.

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

March 2, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chelsea Therapeutics International, Ltd.

We have audited the consolidated statements of operations, changes in stockholders’ equity and cash flows of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) for the period from April 3, 2002 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chelsea Therapeutics International, Ltd. and Subsidiary for the period from April 3, 2002 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

	Common stock		Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2006	19,707,129	1,971	33,738,242	—	—	(19,603,657)	14,136,556
Common stock issued during 2007, at par, pursuant to net-share (cashless) exercises of common stock warrants	68,136	6	(6)	—	—	—	—
Fair value of warrants issued in May 2006 in consideration of finders fee at approximately $1.75 per share for which vesting was conditioned on an event that occurred in January 2007	—	—	433,750	—	—	—	433,750
Sale and issuance of common stock with detachable warrants in March 2007 at approximately $4.33 per share, net of issuance costs	2,648,306	265	11,476,412	—	—	—	11,476,677
Common stock issued in April 2007, at approximately $5.63 per share, for license fee	26,643	3	149,997	—	—	—	150,000
Common stock issued in June 2007, at $4.20 per share, pursuant to exercise of common stock warrants, net of fees	60,000	6	246,994	—	—	—	247,000
Common stock issued in October 2007, at $4.20 per share, pursuant to exercise of common stock warrants	1,200	—	5,040	—	—	—	5,040
Sale and issuance of common stock in November 2007 at approximately $6.19 per share, net of issuance costs	7,388,172	739	45,754,030	—	—	—	45,754,769
Employee stock options exercised	17,868	2	15,704	—	—	—	15,706
Stock-based compensation	—	—	828,626	—	—	—	828,626
Net loss	—	—	—	—	—	(15,081,545)	(15,081,545)

Balance at December 31, 2007	29,917,454	2,992	92,648,789	—	—	(34,685,202)	57,966,579

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

			Additional Paid-In Capital	Unpaid Subscription on common stock	Deferred stock-based compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Common stock
	Shares	Amount
Balance at December 31, 2007	29,917,454	2,992	92,648,789	—	—	(34,685,202)	57,966,579
Common stock issued during 2008, at par, pursuant to net-share (cashless) exercises of common stock warrants	57,983	6	(6)	—	—	—	—
Common stock issued in 2008, at $4.20 per share, pursuant to exercise of common stock warrants	11,200	1	47,039	—	—	—	47,040
Final adjustment to issuance costs accrued in conjunction with the sale and issuance of common stock in November 2007 at approximately $6.19 per share	—	—	5,733	—	—	—	5,733
Common stock issued in April 2008, at approximately $4.90 per share, for license fee	30,612	3	149,997	—	—	—	150,000
Employee stock options exercised	94,230	9	58,935	—	—	—	58,944
Stock-based compensation	—	—	1,405,752	—	—	—	1,405,752
Net loss	—	—	—	—	—	(35,086,151)	(35,086,151)

Balance at December 31, 2008	30,111,479	3,011	94,316,239	—	—	(69,771,353)	24,547,897
Common stock issued during 2009, at par, pursuant to net-share (cashless) exercises of common stock warrants	63,927	6	(6)	—	—	—	—
Sale and issuance of common stock in July 2009 at approximately $3.73 per share, net of issuance costs	3,325,000	333	12,402,425	—	—	—	12,402,758
Stock-based compensation	—	—	1,673,165	—	—	—	1,673,165
Net loss	—	—	—	—	—	(25,771,914)	(25,771,914)

Balance at December 31, 2009	33,500,406	3,350	108,391,823	—	—	(95,543,267)	12,851,906

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