Form 10-Q
period 2011-03-31
Chelsea Therapeutics International, Ltd.
filed 2011-05-09
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 6, 2011 there were 61,846,919 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,918,975	$47,593,055
Short-term investments	45,128,980	—
Prepaid contract research and manufacturing	699,648	316,363
Other prepaid expenses and other current assets	332,766	246,374

Total current assets	84,080,369	48,155,792
Property and equipment, net	220,894	180,021
Other assets	38,095	38,095

	$84,339,358	$48,373,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,892,418	$2,288,241
Accrued compensation and related expenses	483,148	1,167,082
Accrued contract research and manufacturing	12,065,017	8,950,469
Other accrued expenses	679,707	780,352

Total liabilities	16,120,290	13,186,144

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 61,846,919 and 49,790,975 shares issued and outstanding, respectively	6,185	4,979
Additional paid-in capital	214,954,426	168,056,121
Deficit accumulated during the development stage	(146,741,543)	(132,873,336)

Total stockholders’ equity	68,219,068	35,187,764

	$84,339,358	$48,373,908

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			Period from
			April 3, 2002
	For the three months ended March 31,		(inception) to
	2011	2010	March 31, 2011

Operating expenses:
Research and development	$11,458,942	$4,880,473	$119,949,227
Sales and marketing	1,111,131	410,547	10,067,998
General and administrative	1,332,716	975,587	21,280,243

Total operating expenses	13,902,789	6,266,607	151,297,468

Operating loss	(13,902,789)	(6,266,607)	(151,297,468)
Interest income	34,582	67,551	4,814,273
Interest expense	—	(32,953)	(258,348)

Net loss	$(13,868,207)	$(6,232,009)	$(146,741,543)

Net loss per basic and diluted share of common stock	$(0.25)	$(0.18)

Weighted average number of basic and diluted common shares outstanding	54,860,538	35,435,962

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	capital	stage	equity
Balance at January 1, 2011	49,790,975	$4,979	$168,056,121	$(132,873,336)	$35,187,764

Stock-based compensation	—	—	683,693	—	683,693

Sale and issuance of common stock in February 2011 at approximately $3.75 per share, net of issuance costs	10,062,500	1,006	37,769,244	—	37,770,250

Recovery of short-swing profits, net of expenses	—	—	73,103	—	73,103

Common stock issued in 2011 at $4.20 per share pursuant to cash exercises of common stock warrants	1,993,444	200	8,372,265	—	8,372,465

Net loss	—	—	—	(13,868,207)	(13,868,207)

Balance at March 31, 2011	61,846,919	$6,185	$214,954,426	$(146,741,543)	$68,219,068

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			April 3, 2002
	For the three months ended March 31,		(inception) to
	2011	2010	March 31, 2011
Operating activities:
Net loss	$(13,868,207)	$(6,232,009)	$(146,741,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	683,693	510,043	7,025,608
Depreciation and amortization	29,903	17,239	335,417
Stock issued for license agreement	—	—	575,023
Non-cash interest expense	—	—	34,020
Gain on disposition of assets	—	—	(2,208)
Fair value of warrants for finder’s agreement	—	—	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(469,677)	(171,542)	(1,032,414)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	3,618,081	(1,027,072)	15,637,144
Accrued compensation and related expenses	(683,934)	(538,876)	483,148

Net cash used in operating activities	(10,690,141)	(7,442,217)	(123,252,055)

Investing activities:
Acquisitions of property and equipment	(70,777)	—	(557,782)
Proceeds from sale of assets	—	—	3,677
Purchases of short-term investments	(45,128,980)	—	(94,667,316)
Redemptions and sales of short-term investments	—	50,000	49,538,336
Security deposits	—	(550)	(38,095)

Net cash (used in) provided by investing activities	(45,199,757)	49,450	(45,721,180)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Borrowings from (repayments of) line of credit	—	(66,012)	—
Proceeds from exercise of stock options	—	—	80,729
Proceeds from exercise of common stock warrants	8,372,465	—	8,946,876
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	37,770,250	16,760,860	196,441,877
Receipt of recovery of short-swing profits	73,103	—	73,103
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	46,215,818	16,694,848	206,892,210

Net (decrease) increase in cash and cash equivalents	(9,674,080)	9,302,081	37,918,975
Cash and cash equivalents, beginning of period	47,593,055	22,294,649	—

Cash and cash equivalents, end of period	$37,918,975	$31,596,730	$37,918,975

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$32,953	$224,328

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

AS OF MARCH 31, 2011

(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Specifically, the Company is developing a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or NOH, and falls in patients with NOH associated with Parkinson’s disease, or PD, as well as other potentially norepinephrine related conditions and diseases including intradialytic hypotension, fibromyalgia, adult attention deficit hyperactivity disorder and chronic fatigue syndrome. The Company is also developing pharmaceuticals for multiple autoimmune disorders, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer. The Company’s operating subsidiary, Chelsea Therapeutics, Inc. (“Chelsea Inc.”), was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc., with the name changed in July 2004. In February 2005, Chelsea Inc. merged with a wholly-owned subsidiary of Chelsea Ltd.’s predecessor company, Ivory Capital Corporation (“Ivory”), a Colorado public company with no operations (the “Merger”). The Company reincorporated into the State of Delaware in July 2005, changing its name to Chelsea Therapeutics International, Ltd.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A filed on April 7, 2011 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited balance sheet as of that date included in the Form 10-K/A.

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

The Company has sustained operating losses since its inception and expects that such losses could continue at least through 2011. The Company’s continued operation depends on its ability to raise funds through various potential sources, such as equity and debt financing, the exercise of warrants or strategic alliances. Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations.

Management believes that capital resources available at March 31, 2011 will be sufficient to meet operating needs at least into the second quarter of 2012, including an increasing level of commercialization activity and expenses related to the anticipated market launch of Northera in the United States which is expected no sooner than the second quarter of 2012.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

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

NOTE 2	SHORT-TERM INVESTMENTS

On March 31, 2011, the Company held short-term investments of $30.5 million consisting of investments in certificates of deposit, or CD’s, with maturities of 26-weeks, that were purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments are made through a single CDARS Network member and when a large deposit is made, that institution uses the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard FDIC insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. The Company also held an additional $10.0 million of CDARS investments at March 31, 2011 that are classified as cash equivalents based on their 13-week maturities.

During the first quarter of 2011, in addition to its CDARS investments, the Company made several investments in short-term commercial paper totaling $12.5 million in the aggregate with each rated A-1/P-1 or better, and purchased a corporate bond, rated A2/A/A, with a value of $2.1 million. All had maturities of between four to six months at the date of purchase and are, accordingly, classified as short-term investments at March 31, 2011.

During 2010, the Company liquidated its remaining investments in auction rate securities, or ARS, by exercising the ARS Rights received under a settlement agreement, finalized in the fourth quarter of 2008, with UBS Financial Services, Inc., or UBS. At January 1, 2010, the Company held total investments in ARS with a par value of approximately $11.45 million that were classified as trading securities and held at UBS. These ARS investments represented interests in collateralized debt obligations supported by pools of student loans and none were collateralized by mortgage, credit card or insurance securitizations. The ARS Rights provided the Company with the ability to sell the ARS, along with the ARS Rights, to UBS at the par value of the ARS no earlier than June 30, 2010 and were to expire on July 2, 2012. The ARS Rights were not transferable, not tradable, were not quoted or listed on any securities exchange or any other trading network, were recorded at fair value and were classified as short-term investments. Additionally, UBS also agreed that an affiliate would provide the Company with a no net-cost line of credit. Under the terms of the line of credit agreements the Company received funds in December 2008 and March 2009 equivalent to 100% of the par value of the Company’s ARS investments, providing the Company with full liquidity for all its investments in ARS held with UBS. Upon exercise of the ARS Rights on June 30, 2010 and, after applying the proceeds of the redemptions of those ARS Rights, the Company had no remaining liability under the line of credit. During 2010, based upon analysis of fair value, the Company recorded no additional trading loss related to its trading securities or any corresponding adjustment to the fair value of its ARS or ARS Rights, prior to redemption on June 30, 2010.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(Unaudited)

NOTE 3	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimized the use of unobservable inputs to the extent possible. At March 31, 2011, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $37.9 million and short-term investments (see Note 2) of $45.1 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

NOTE 4	STOCK-BASED COMPENSATION

The Company has a stock incentive plan, as amended (the “Plan”), under which stock options for 6,200,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended March 31, 2011, the Company granted stock options to employees and non-employee directors for the purchase of 1,008,000 shares of its common stock with a weighted-average exercise price of $7.33 per share, a weighted-average grant date fair value of $4.86 per share with an exercise price greater than the market value at March 31, 2011, resulting in no intrinsic value as of that date. During the three months ended March 31, 2010, the Company granted stock options to employees and non-employee directors for the purchase of 793,500 shares of its common stock with a weighted-average exercise price of $2.94 per share, a weighted-average grant date fair value of $2.14 per share and an aggregate intrinsic value at March 31, 2011 of approximately $0.7 million.

Each option granted to employees and non-employee directors during the three months ended March 31, 2011 and 2010 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The fair value of each option award made to employees and directors was estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model utilizing the assumptions noted in the following table. Effective January 1, 2011, the Company began relying exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility given that, as of that date, there existed sufficient trading history to be able to determine historical volatility. The Company plans to continue to analyze the expected stock price volatility, as well as other assumptions utilized in the calculations, at each grant date as more historical data becomes available. Given the Company’s low historical rate of attrition and the senior nature of the roles for a significant portion of the Company’s employees, the Company had previously estimated that it would experience no forfeitures or that the rate of forfeiture would be immaterial to the recognition of compensation expense for those options currently outstanding. As of January 1, 2011, taking into consideration recent hiring completed by the Company and the potential impact of forfeitures given the roles of these newly filled positions, the Company estimates a forfeiture rate of 3% and plans to apply such rate on a prospective basis. Due to the limited amount of historical data available to the Company, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three months ended March 31, 2011 and 2010.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(Unaudited)

	For the three months ended March 31,
	2011	2010
Weighted average risk-free interest rate	1.98%	2.46%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
Expected rate of forfeiture	3%	n/a
Weighted average expected volatility	87.60%	94.44%

The Company recorded compensation expense for the three months ended March 31, 2011 and 2010 of $683,693 and $510,043, respectively, in conjunction with option grants made to employees and non-employee directors. As of March 31, 2011, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $7.3 million, which it expects to recognize over a remaining average period of 2.65 years.

As of March 31, 2011, there were 5,669,930 options outstanding under the Plan with a weighted average remaining contractual life of 7.0 years and a weighted average exercise price of approximately $4.32 per share. Of these, options for 3,229,313 shares had vested and were exercisable at March 31, 2011 with a weighted average remaining contractual life of 5.8 years and a weighted average exercise price of approximately $3.83 per share.

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of March 31, 2011 for those awards that have an exercise price below the quoted closing price. As of March 31, 2011, there were options outstanding to purchase an aggregate of 2,892,734 shares with an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of approximately $4.1 million. Of those, options for 1,820,742 shares had vested and had an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of approximately $2.6 million.

During the three months ended March 31, 2011 and 2010, no options were exercised. During the three months ended March 31, 2010, options for 12,000 shares were forfeited by a former employee who resigned in February 2010.

NOTE 5	LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at March 31, 2011 and 2010 upon exercise or conversion that were not included in the computation of net loss per share totaled 8,913,474 and 11,002,438 shares, respectively.

NOTE 6	EXERCISE OF COMMON STOCK WARRANTS

During January and February 2011, various warrant holders exercised their rights to purchase an aggregate of 1,993,444 shares of the common stock of the Company, with an exercise price of $4.20 per share, pursuant to cash exercises whereby the Company received proceeds of approximately $8.4 million

No warrants were exercised during the three months ended March 31, 2010.

NOTE 7	REGISTERED DIRECT SALE OF COMMON STOCK

On February 24, 2011, the Company raised gross proceeds of approximately $40.3 million through the sale of 10,062,500 shares of its common stock in a publicly-marketed offering. These shares were offered pursuant to the Company’s 2011 shelf registration statement filed with the Securities and Exchange Commission, or SEC, under which the

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(Unaudited)

Company may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60,000,000. Such registration statement became effective as of January 19, 2011. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $2.5 million, resulting in net proceeds to the Company of approximately $37.8 million.

NOTE 8	FACILITY LEASE

On October 21, 2010, the Company entered into an amendment to its lease agreement, dated March 7, 2008, to increase the office space in Charlotte, North Carolina that serves as its corporate headquarters. The Company accepted the additional space on March 14, 2011. Occupancy for the originally leased space occurred on or about May 15, 2008. Upon taking delivery of the newly added space and upon expiration, on September 14, 2011, of a free rental period of six months from the date of delivery, the monthly payments will increase by approximately $8,000 per month to a total of approximately $29,000. The lease, as amended, expires on or about March 11, 2016 and calls for annual rent increases of 3%. A security deposit of approximately $38,000 is being held by the lessor in conjunction with the lease.

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

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study and has remaining potential future milestone payments, subject to the Company’s right to terminate the DSP Agreement, totaling $3.25 million. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Based on work performed by DSP at March 31, 2011, the Company had recorded expense of approximately $3.5 million and had a remaining liability of $0.5 million at March 31, 2011.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(Unaudited)

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

NOTE 10	INCOME TAXES

The Company had accumulated tax losses, generating federal net operating loss carryforwards, or NOLs, of $124.5 million as of December 31, 2010. These losses will begin to expire for federal tax purposes, if unused, in the years 2024 through 2030. The Company’s deferred tax assets include NOL carryforwards with a tax effected value of $48.7 million as of December 31, 2010 for which the Company has established a valuation allowance equal to the total corresponding deferred tax asset given that the Company’s ability to realize its deferred tax assets is not considered more likely than not. The increase in the valuation allowance during 2010 was primarily related to the increase in net operating losses.

Under limitations imposed by Internal Revenue Code Section 382, or IRC§382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL carryforwards. During the quarter ended March 31, 2011, the Company undertook, with the assistance of its tax advisors, a detailed study in order to determine any potential IRC§382 limitations on its ability to utilize, in future periods, its federal NOL carryforwards available at December 31, 2010. This detailed study resulted in a determination that there had been two ownership changes previously, as defined by IRC§382, limiting the Company’s NOLs available for federal tax purposes to approximately $54.2 million at December 31, 2010. However, all NOLs would be available for use prior to their expiration, resulting in no adjustment to the tax provision and disclosure at December 31, 2010. In future years, the use of the remainder of the Company’s NOLs at December 31, 2010 would be limited to approximately $8.9 million annually for years from 2011 to 2013, approximately $7.6 million for 2014, approximately $4.1 million annually for the years from 2015 to 2022 with the remainder in 2023. Any portion of an NOL limited by IRC§382 not used in a given year can be carried forward to subsequent years. Any NOLs generated during periods since the date of the most recent ownership change and those that might be generated in any future periods can be used without restriction unless a future ownership change occurs.

The Company has provided a valuation allowance equal to its deferred tax asset for NOLs as the realization of that deferred tax asset is dependent upon future generation of taxable income and it cannot be determined that it is more likely than not that the deferred tax asset will be realized. Until such realization can be reasonably determined based on established sources of earnings sufficient to utilize the NOL carryforwards, the Company will continue to provide an allowance for the entire deferred tax asset. Given the Company’s establishment of a valuation allowance equal to the total deferred tax assets, the annual limitations resulting from restrictions on the Company’s ability to utilize NOL carryforwards are immaterial to the Company’s financial condition or results of operations.

Although a detailed study has not been completed, similar limitations might be expected under Internal Revenue Code Section 383, or IRC§383, on the utilization of research and development tax credits that may be available to the Company. The Company is currently unable to fully estimate the impact of any such available research and development tax credits and any related IRC§383 limitations nor has it undertaken the steps necessary to fully estimate the potential benefits that may be available to it from the utilization of research and development tax credits in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Item 1A. Part 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we are developing a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or NOH, and falls in patients with NOH associated with Parkinson’s disease, or PD, as well as other potentially norepinephrine related conditions and diseases including intradialytic hypotension, fibromyalgia, adult attention deficit hyperactivity disorder and chronic fatigue syndrome. We are also developing pharmaceuticals for multiple autoimmune disorders, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

Northera™ (droxidopa), our most advanced investigational product candidate, is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic NOH. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of symptomatic orthostatic hypotension, freezing of gait in PD and intradialytic hypotension, or IDH. We are currently seeking to register Northera in the United States for the treatment of symptomatic NOH.

During 2007, the United States Food and Drug Administration, or FDA, granted orphan drug status to droxidopa for the treatment of symptomatic NOH and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure, or PAF, and patients with multiple system atrophy, or MSA. Droxidopa is currently in Phase III clinical trials designed to support the registration of droxidopa, under the brand name Northera™, in the United States for the treatment of symptomatic NOH.

We have previously completed two Phase III trials, Studies 301 and 302, of Northera for the treatment of symptomatic neurogenic orthostatic hypotension in patients with primary autonomic failure, a group of diseases including Parkinson’s disease, multiple system atrophy and pure autonomic failure. The improvements in the symptoms of NOH, as measured by the orthostatic hypotension questionnaire composite score, or OHQ composite, associated with Northera treatment in our pivotal efficacy Study 301 are highly significant (p<0.003) and showed similar improvements (p<0.05) in a post-hoc analysis of Study 302 data. On that basis, we proposed filing our new drug application, or NDA, in symptomatic NOH. During our pre-NDA meeting in December 2010, the FDA agreed that the proposed NDA for Northera could be submitted based on combined data from our two completed Phase III studies of Northera in NOH, Study 301 and Study 302, and their associated safety Studies 303, 304 and 305, without the need for any further efficacy studies. During the meeting, the FDA did request and we agreed to supply top-line results from a QTc study, which was initiated in the first quarter of 2011, at the time of the 90-day safety update and conduct a post-marketing study to evaluate the clinical pharmacology of Northera in renally-impaired patients.

Upon review of anecdotal evidence in the adverse events reported in Study 302 suggesting that Northera treatment was associated with fewer falls, we decided to prospectively assess this benefit as a secondary efficacy parameter in Study 306, a Phase III trial initiated in 2010 prior to the completion of Study 301. Since Study 306 was originally intended to support our registration of Northera for the treatment of NOH, the primary endpoint for Study 306 was the relative mean change in the OHQ composite between treatment and placebo arms. In February of 2011, we announced our plans to modify Study 306 following a futility determination at the planned interim analysis of the study’s primary endpoint. Our subsequent unblinded review of multiple, secondary outcome measures showed an approximate 60% reduction in rate of patient reported falls and supportive signs of therapeutic activity associated with Northera in the first 51 patients to complete Study 306.

We have modified and separated Study 306 such that the first 51 patients evaluated in the unblinded interim analysis are considered Part A (Study 306a) while the remaining 62 patients already enrolled in the study at the time of the interim analysis but not unblinded as part of that analysis would form the basis for Part B (Study 306b). Based on the analysis of the unblinded interim data from Study 306a, we modified the primary endpoint of Study 306b and plan to add an additional 100 patients to demonstrate an approximate 45% reduction in the rate of falls per patient, per week in patients with NOH associated with PD. Based on preliminary estimates, we anticipate data from Study 306b will likely be available by the second quarter of 2012. In keeping with the FDA’s recommendations, we will not seek a falls claim in the initial labeling at the time we file for approval of Northera for the treatment of symptomatic NOH, but we intend to continue an ongoing clinical evaluation of the effects of Northera in reducing the number of falls in patients with NOH associated with PD, including additional clinical trials as necessary, with the intent of pursuing future label expansion opportunities for Northera post-approval.

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

In February 2010, we announced that an investigator-led Phase II study of droxidopa, in combination with carbidopa, for the treatment of adult attention deficit hyperactivity disorder, or ADHD, had been initiated. In August 2010, we also announced that an investigator-led, open label Phase II study of droxidopa for the treatment of chronic fatigue syndrome, or CFS, had been initiated. Each of these trials remains ongoing at March 31, 2011.

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

Based on these findings, we initiated a double-blind, multiple-arm randomized Phase II study of CH-4051 with a primary efficacy endpoint of the ACR hybrid score that combines a continuous scale of percentage improvement with the well-known ACR20/50/70 in September 2010.

Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio. We currently have no work underway related to this portfolio.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates although we could potentially generate revenue by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues or timing or other delays during the course of developing our currently licensed product candidates, we would not anticipate receiving regulatory approval to market any such products until, at the earliest, 2012. Assuming FDA approval of Northera for marketing in the United States, we currently anticipate launching the product and having initial sales or royalty revenue from it in the second quarter of 2012. Currently, development expenses are being funded with proceeds from equity financings and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. We completed equity financings in December 2004, February 2006, March 2007, November 2007, July 2009, March 2010, October 2010 and February 2011. In addition, we received additional proceeds under a controlled equity offering for sales made during September 2010. To the extent we move our products into additional clinical trials and expand our commercialization and marketing efforts for droxidopa, our need to finance operating costs will continue. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development and/or commercialization of the products (see “Liquidity and Capital Resources”).

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

Accounting for Stock-Based Compensation. We account for our stock options and warrants utilizing a fair value based method of accounting. In determining the fair value of the equity instrument, we consider, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying shares and (v) anticipated future forfeitures. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our awards. We estimate the expected life of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividends reflect our current and expected future policy for dividends on our common stock. To determine the expected stock price volatility for our stock options, we analyze the historical volatility of our stock price to determine an appropriate volatility factor. We plan to continue to analyze the expected stock price volatility and expected term assumption at each grant date. Given our low historical rate of attrition and the senior nature of the roles for a significant portion of our employees, beginning in 2011 we estimate that our rate of anticipated future forfeitures will be 3% or less. In prior periods our rate of forfeiture was immaterial to the recognition of compensation expense for options. Our results of operations include non-cash compensation expense as a result of the issuance of stock option grants that are valued using this method. We expect to record additional non-cash compensation expense in the future, which might be significant. Due to the limited amount of historical data available to us, particularly with respect to employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Results of Operations

Three Months Ended March 31, 2011 and 2010

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)	For the three months ended March 31, 2011	For the three months ended March 31, 2010	$ Increase	% Change
Research and development expense	$11,459	$4,880	$6,579	135%
Sales and marketing expense	1,111	411	700	170%
General and administrative expense	1,333	976	357	37%
Interest income	35	68	(33)	-49%
Interest expense	—	(33)	33	-100%

Research and development expenses increased significantly in the first quarter of 2011 to $11.5 million compared to $4.9 million during the same period of 2010. This increase primarily reflects increases in costs associated with our planned registration and anticipated launch of Northera. Specifically, first quarter 2011 expenses included approximately $2.2 million related to manufacturing of and process validation for commercial drug product and approximately $1.3 million related to the initiation of a Northera QTc study. Additionally, the ongoing costs related to Study 306 along with corresponding increases in expenses associated with extension Study 304 and costs for preparation of our NDA filing contributed to the increase. We also continued to incur expenses associated with our ongoing Phase II trial of droxidopa in fibromyalgia, costs related to the Phase II trial of our antifolates in rheumatoid arthritis and the costs of manufacturing, packaging and labeling clinical trial material for these trials. During the quarter ended March 31, 2010, primary expenditures were associated with our NOH program, along with costs of our Phase II trial of droxidopa in fibromyalgia and costs related to the Phase II trial of our antifolates in rheumatoid arthritis. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 82% for the three months ended March 31, 2011 and 78% for the same period of 2010.

From inception through March 31, 2011, cumulative research and development expenses related to our major research and development projects were approximately $120 million and are detailed as follows:

(in thousands)	For the three months ended		Through March 31,
	March 31, 2011	March 31, 2010	2011
Antifolates	$2,200	$1,300	$34,400
Droxidopa	9,250	3,600	83,100
I-3D	—	—	2,500

	$11,450	$4,900	$120,000

Droxidopa. From inception through March 31, 2011, we had spent approximately $83.1 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to that date we will need to incur approximately $14.6 million more, primarily to complete our NDA filing, a QTc safety study and our Phase III extension program. These estimated costs do not include license payments or commercial drug product purchases made during this timeframe. Assuming FDA approval of droxidopa for marketing in the United States, we currently anticipate launching the product and having initial sales or royalty revenue from it in the second quarter of 2012. In addition to the spending requirements above, we plan to spend up to approximately $9.5 million to complete Study 306b for falls in patients with NOH associated with PD, approximately $3.1 million in 2011 for clinical proof of concept studies in other indications unrelated to the NOH registration and commercialization program and approximately $4.0 million in 2011 for medical science liaison initiatives, pre-launch medical education programs and other scientific activities related to our commercialization effort.

Antifolates. From inception through March 31, 2011, we had spent approximately $34.4 million in research and development expenses on our portfolio of antifolates. We currently intend to seek a partner to assist us in the development of our antifolates after the completion of Phase II proof-of-concept study for CH-4051 in rheumatoid arthritis, expected in 2012. We estimate that we will spend approximately $8.1 million in 2011 and less than $1 million in the first quarter of 2012 to complete this study. Assuming an approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2014.

I-3D Portfolio. From inception through March 31, 2011, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain sufficient additional financing.

Sales and marketing expenses. Although we had no formalized selling activities, during the first quarter of 2011 we incurred increases in sales and marketing expenses for compensation and related expenses as we continued to add personnel with the necessary expertise in this area to support our planned commercialization of Northera. In addition, we also had increases in travel costs, promotional costs that include conference sponsorships, market research costs and legal expenses related to our intellectual property. During the first quarter of 2010, primary expenses were related to compensation and related expenses and legal expenses related to our intellectual property. We anticipate our sales and marketing spending to continue to increase through 2011 and into 2012 as we prepare for the commercialization of Northera in the United States. We currently expect marketing programs related to conference sponsorships, market research and various launch preparation activities will require spending of between $5 million and $6 million over the remainder of 2011 with an additional $3 million to $3.5 million in the first quarter of 2012. Activities related to building and hiring our sales force will be approximately $1.5 million over the remainder of 2011 and just over $3 million during the first quarter of 2012.

General and administrative expenses. During the quarter ended March 31, 2011, we incurred increases in compensation and related costs, office expense, investor communication costs, professional fees including auditing and legal fees, financial printing, depreciation, taxes/government fees and transfer agent fees. Individually, each of these increases are immaterial but, in the aggregate, are the primary factors in the increase in general and administrative expenses.

Interest income and interest expense. At March 31, 2011, we had cash and cash equivalents of $37.9 million and short-term investments of $45.1 million. The decrease in interest income is primarily related to the loss of interest income on auction rate securities investments with premium interest rates received during the first quarter of 2010. Interest expense decreased as the line of credit associated with our investments in ARS held at UBS was fully paid on June 30, 2010.

Liquidity and Capital Resources

From inception to March 31, 2011, we have incurred an aggregate net loss of approximately $146.7 million as a result of expenses similar in nature to those described above.

As of March 31, 2011, we had working capital of approximately $68 million including cash and cash equivalents of approximately $37.9 million, short-term investments of $45.1 million and liabilities of $16.1 million. We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns. To limit market risk, investments are restricted to high quality instruments with relatively short maturities including, but not limited to, fully liquid interest-bearing money market accounts, commercial paper, certificates of deposit and Treasury funds typically with a maturity of six months or less.

During 2010, we successfully redeemed, at full par value, all of our holdings in ARS. At January 1, 2010, we held short-term investments of $11.45 million, consisting of principal invested in certain ARS and the fair value of the ARS Rights. Our investments in these securities represented interests in collateralized debt obligations supported by pools of structured credit instruments consisting of student loans. None of the collateral for the ARS held by us included mortgage, credit card or insurance securitizations. During 2010, approximately $5.3 million of our investments in ARS were redeemed at full par value and on June 30, 2010, we exercised our right, as outlined under the settlement agreement with UBS, to sell the remaining ARS investments of approximately $6.2 million, along with our ARS rights, to UBS at par value. In addition, we repaid the related line of credit provided by UBS in conjunction with the settlement agreement with the proceeds from redemptions.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our commercialization and marketing activities for Northera and our efforts to secure opportunities for strategic alliances.

We believe that capital resources available at March 31, 2011 will be sufficient to meet our operating needs, including an increasing level of commercialization activity for Northera, at least into the second quarter of 2012, including an increasing level of commercialization activity and expenses related to the anticipated market launch of Northera in the United States which is expected no sooner than the second quarter of 2012.

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

From inception through March 31, 2011 we had losses of $146.7 million. We had net losses of $13.9 million and $6.2 million for the three months ended March 31, 2011 and 2010, respectively, and we anticipate losses at least through 2011 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. A portion of our cash is maintained in non-interest bearing accounts at federally insured financial institutions that, under the FDIC’s Transaction Account Guarantee Program, are fully insured by the Federal Deposit Insurance Corporation, or FDIC, until December 31, 2012. In addition, we maintained and continue to maintain funds on deposit in commercial accounts that include non-interest bearing commercial checking accounts, fully liquid interest-bearing money market accounts, certificates of deposit, commercial paper, money market funds and Treasury funds typically with maturities of six months or less. All deposits and investments to date have been made in U. S. dollars and, accordingly, have no exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. Currently, the returns on such short-term, liquid cash investments are at historic lows. Accordingly, we estimate that any sensitivity experienced due to fluctuations of interest rates in the United States for such investments would have no material impact on our consolidated financial position or results of operations.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of March 31, 2011, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010 except as set forth below.

We have not determined any additional requirements that may be needed in order to meet the expectations of the European Medicines Agency, or EMA, or other foreign regulatory agencies in order to obtain marketing approval for Northera outside the United States.

Since an initial discussion several years ago, we have only conducted limited discussions of the specifics of our clinical program with the EMA and several individual European Union, or EU, countries’ regulatory agencies and have not yet determined if our current clinical program for Northera will support an application for marketing approval in the EU or any particular member country. While we continue to believe that the safety data from Study 306b with an extended period of placebo control might better meet the requirements as expressed by the EMA previously, this data will now be delayed until the second quarter of 2012, thus potentially delaying any filing in the EU until at least that timeframe. We are currently conducting discussions with several EU member country regulatory agencies to better understand their and, derivatively, the EMA’s expectations with regard to efficacy requirements to determine if it might be appropriate to file for marketing approval prior to receipt of Study 306b safety data. However, until we proceed further with those discussions it will not be clear that the existing Study 301 and Study 302 data, along with data from the related extension studies, will be sufficient for filing in the EU and if not, whether Study 306b data, with falls as a primary endpoint, will be adequate to complete the efficacy and safety packages to support such a filing. If not, we may be required to conduct additional efficacy trials and, regardless, we cannot guarantee that Study 306b data will show a significant symptomatic benefit for patients with NOH or that any subsequent trials will provide adequately favorable data.

Item 5.	Other Information

On May 9, 2011, we announced that an independent Data Safety Monitoring Board, or DSMB, recently met to review patient safety data for our Phase II trial of CH-4051, an orally available, metabolically stable antifolate, for the treatment of rheumatoid arthritis. The trial is being conducted with a staggered start wherein the first patients were randomized to receive either 0.3 mg or 1.0 mg of CH-4051 daily or 20 mg of methotrexate, or MTX, weekly in combination with a folate supplement. MTX is currently the leading standard of care for a broad range of abnormal cell proliferation diseases. The DSMB conducted its review of safety data after 10 patients had completed treatment in both the 0.3 mg and 1.0 mg CH-4051 cohorts. As the DSMB reviewed the safety data and found no signals that preclude proceeding to the 3.0 mg dose, the study will begin randomizing patients into all five study cohorts to receive either 0.3 mg, 1.0 mg or 3.0 mg of CH-4051 daily, 3.0 mg of CH-4051 daily in combination with a folate supplement or 20 mg MTX weekly with a folate supplement. We still intend to conduct an un-blinded interim efficacy analysis in the third quarter of 2011 that is anticipated to reflect, based on current enrollment, completion of at least 90% of patients to be enrolled in the 0.3 mg and 1.0 mg cohorts. Full study results, inclusive of all dose groups, are expected during the second quarter of 2012.

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

Chelsea Therapeutics International, Ltd.

Date: May 9, 2011	By:	/s/ J. Nick Riehle

J. Nick Riehle
Vice President, Administration and
Chief Financial Officer