Form 10-Q
period 2011-06-30
Chelsea Therapeutics International, Ltd.
filed 2011-07-27
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number: 000-51462

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

(Exact name of Registrant as specified in its charter)

Delaware	20-3174202
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of July 26, 2011 there were 61,847,700 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,966,999	$47,593,055
Short-term investments	56,145,219	—
Prepaid contract research and manufacturing	360,593	316,363
Other prepaid expenses and other current assets	477,973	246,374

Total current assets	67,950,784	48,155,792
Property and equipment, net	260,892	180,021
Other assets	38,095	38,095

	$68,249,771	$48,373,908

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,456,685	$2,288,241
Accrued compensation and related expenses	770,056	1,167,082
Accrued contract research and manufacturing	8,698,397	8,950,469
Other accrued expenses	757,353	780,352

Total liabilities	12,682,491	13,186,144

Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 61,847,700 and 49,790,975 shares issued and outstanding, respectively	6,186	4,979
Additional paid-in capital	215,574,023	168,056,121
Deficit accumulated during the development stage	(160,012,929)	(132,873,336)

Total stockholders' equity	55,567,280	35,187,764

	$68,249,771	$48,373,908

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from April 3, 2002 (inception) to June 30, 2011
	2011	2010	2011	2010
Operating expenses:
Research and development	$10,681,032	$8,394,276	$22,139,974	$13,274,749	$130,630,259
Sales and marketing	1,324,217	508,420	2,435,347	918,967	11,392,215
General and administrative	1,317,454	1,088,171	2,650,170	2,063,758	22,597,697

Total operating expenses	13,322,703	9,990,867	27,225,491	16,257,474	164,620,171

Operating loss	(13,322,703)	(9,990,867)	(27,225,491)	(16,257,474)	(164,620,171)
Interest income	51,316	101,923	85,898	169,474	4,865,589
Interest expense	—	(35,381)	—	(68,334)	(258,348)

Net loss	$(13,271,387)	$(9,924,325)	$(27,139,593)	$(16,156,334)	$(160,012,930)

Net loss per basic and diluted share of common stock	$(0.21)	$(0.25)	$(0.46)	$(0.43)

Weighted average number of basic and diluted common shares outstanding	61,847,065	40,200,406	58,373,101	37,831,345

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS' EQUITY

(unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stock- holders' equity
	Shares	Amount
Balance at January 1, 2011	49,790,975	$4,979	$168,056,121	$(132,873,336)	$35,187,764

Stock-based compensation	—	—	1,347,002	—	1,347,002

Sale and issuance of common stock in February 2011 at approximately $3.75 per share, net of issuance costs	10,062,500	1,006	37,725,532	—	37,726,538

Recovery of short-swing profits, net of expenses	—	—	73,103	—	73,103

Common stock issued in 2011 at $4.20 per share pursuant to cash exercises of common stock warrants	1,993,444	200	8,372,265	—	8,372,465

Common stock issued in 2011 at par, pursuant to net-share (cashless) exercises of common stock warrants	781	—	—	—	—

Net loss	—	—	—	(27,139,593)	(27,139,593)

Balance at June 30, 2011	61,847,700	$6,186	$215,574,023	$(160,012,929)	$55,567,280

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		Period from April 3, 2002 (inception) to
	2011	2010	June 30, 2011
Operating activities:
Net loss	$(27,139,593)	$(16,156,334)	$(160,012,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,347,002	1,009,454	7,688,917
Depreciation and amortization	59,644	34,595	365,158
Stock issued for license agreement	—	—	575,023
Non-cash interest expense	—	—	34,020
Gain on disposition of assets	—	—	(2,208)
Fair value of warrants for finder's agreement	—	—	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(275,829)	(245,358)	(838,566)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(106,626)	(331,413)	11,912,439
Accrued compensation and related expenses	(397,026)	(329,466)	770,056

Net cash used in operating activities	(26,512,428)	(16,018,522)	(139,074,341)

Investing activities:
Acquisitions of property and equipment	(140,516)	(13,181)	(627,521)
Proceeds from sale of assets	—	—	3,677
Purchases of short-term investments	(61,145,219)	-	(110,683,555)
Redemptions and sales of short-term investments	5,000,000	11,450,000	54,538,336
Security deposits	—	38,855	(38,095)

Net cash (used in) provided by investing activities	(56,285,735)	11,475,674	(56,807,158)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Borrowings from (repayments of) line of credit	—	(11,466,012)	—
Proceeds from exercise of stock options	—	—	80,729
Proceeds from exercise of common stock warrants	8,372,465	—	8,946,876
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	37,726,538	16,762,923	196,398,165
Receipt of recovery of short-swing profits	73,103	—	73,103
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	46,172,107	5,296,911	206,848,499

Net (decrease) increase in cash and cash equivalents	(36,626,056)	754,063	10,966,999
Cash and cash equivalents, beginning of period	47,593,055	22,294,649	—

Cash and cash equivalents, end of period	$10,966,999	$23,048,712	$10,966,999

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$68,334	$224,328

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

AS OF JUNE 30, 2011

(Unaudited)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Specifically, the Company is developing a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or NOH, in patients with primary autonomic failure, dopamine ß-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy and the reduction of falls in patients with NOH associated with Parkinson’s disease, or PD, as well as other potentially norepinephrine related conditions and diseases including intradialytic hypotension, fibromyalgia, adult attention deficit hyperactivity disorder and chronic fatigue syndrome. The Company is also developing pharmaceuticals for multiple autoimmune disorders, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer. The Company’s operating subsidiary, Chelsea Therapeutics, Inc. (“Chelsea Inc.”), was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc., with the name changed in July 2004. In February 2005, Chelsea Inc. merged with a wholly-owned subsidiary of Chelsea Ltd.’s predecessor company, Ivory Capital Corporation (“Ivory”), a Colorado public company with no operations (the “Merger”). The Company reincorporated into the State of Delaware in July 2005, changing its name to Chelsea Therapeutics International, Ltd.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A filed on April 7, 2011 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited balance sheet as of that date included in the Form 10-K/A.

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

The Company has sustained operating losses since its inception and expects that such losses could continue at least through the launch of Northera in 2012. The Company’s continued operation depends on its ability to raise funds through various potential sources, such as equity and debt financing, the exercise of warrants or strategic alliances. Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations.

Management believes that capital resources available at June 30, 2011 will be sufficient to meet operating needs at least into the second quarter of 2012, including the anticipated market launch of Northera in the United States.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

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

NOTE 2    SHORT-TERM INVESTMENTS

On June 30, 2011, the Company held short-term investments of $46.5 million consisting of investments in certificates of deposit, or CD’s, with maturities of 26-weeks as of the dates of purchase, that were purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments are made through a single CDARS Network member and when a large deposit is made, that institution uses the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard FDIC insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. The Company also held an additional $4.0 million of CDARS investments at June 30, 2011 that are classified as cash equivalents based on their 13-week maturities.

In addition, at June 30, 2011, the Company held short-term investments of $9.6 million consisting of investments in commercial paper totaling $7.5 million in the aggregate with each rated A-1/P-1 or better, and a corporate bond, rated A2/A/A, with a value of $2.1 million. All had maturities of between four to six months at the date of purchase and are, accordingly, classified as short-term investments at June 30, 2011. During the quarter ended June 30, 2011, investments in short-term commercial paper with an aggregate value of $5.0 million matured and were redeemed.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

(Unaudited)

NOTE 3    FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. At June 30, 2011, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $11.0 million and short-term investments (see Note 2) of $56.1 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

NOTE 4    STOCK-BASED COMPENSATION

The Company has a stock incentive plan, as amended (the “Plan”), under which stock options for 7,400,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended June 30, 2011, the Company granted stock options to a newly-hired employee for the purchase of 10,000 shares of its common stock with an exercise price of $5.12 per share, a grant date fair value of $3.54 per share and an exercise price greater than the market value at June 30, 2011, resulting in no intrinsic value as of that date. During the three months ended June 30, 2010, the Company granted stock options to a newly-hired employee for the purchase of 7,500 shares of its common stock with an exercise price of $3.71 per share, a grant date fair value of $2.67 per share and an aggregate intrinsic value at June 30, 2011 of approximately $10,000.

During the six months ended June 30, 2011, the Company granted stock options to employees and non-employee directors for the purchase of 1,018,000 shares of its common stock with a weighted-average exercise price of $7.30 per share, a weighted-average grant date fair value of $4.85 per share and each with an exercise price greater than the market value at June 30, 2011, resulting in no intrinsic value as of that date. During the six months ended June 30, 2010, the Company granted stock options to employees and non-employee directors for the purchase of 801,000 shares of its common stock, of which options for 798,000 shares remain outstanding with a weighted-average exercise price of $2.95 per share, a weighted-average grant date fair value of $2.14 per share and an aggregate intrinsic value at June 30, 2011 of approximately $1.7 million.

Each option granted to employees and non-employee directors during the three and six months ended June 30, 2011 and 2010 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The fair value of each option award made to employees and directors was estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model utilizing the assumptions noted in the following table. Effective January 1, 2011, the Company began relying exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility given that, as of that date, there existed sufficient trading history to be able to determine historical volatility. The Company plans to continue to analyze the expected stock price volatility, as well as other assumptions utilized in the calculations, at each grant date as more historical data becomes available. Given the Company’s low historical rate of attrition and the senior nature of the roles for a significant portion of the Company’s employees, the Company had previously estimated that it would experience no forfeitures or that the rate of forfeiture would be immaterial to the recognition of compensation expense for those options currently outstanding. As of January 1, 2011, taking into consideration recent hiring completed by the Company and the potential impact of forfeitures given the roles of these newly filled positions, the Company estimates a forfeiture rate of 3%. Due to the limited amount of historical data available to the Company, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

(Unaudited)

differ from the Company’s assumptions. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Weighted average risk-free interest rate	1.47%	2.49%	1.97%	2.46%
Weighted average expected life of options	5 years	5 years	5 years	5 years
Weighted average expected dividend yield	0%	0%	0%	0%
Weighted average expected volatility	89.06%	93.07%	87.61%	94.43%
Anticipated forfeiture rate	3%	n/a	3%	n/a

The Company recorded compensation expense for the three and six months ended June 30, 2011 of $663,310 and $1,347,002, respectively, in conjunction with option grants made to employees and non-employee directors. Compensation expense recorded in conjunction with option grants for the three and six months ended June 30, 2010 were $499,412 and $1,009,454, respectively. As of June 30, 2011, the Company had total unrecognized compensation expense related to options granted to employees and non-employee directors of approximately $6.6 million, which it expects to recognize over a remaining average period of 2.4 years.

As of June 30, 2011, there were 5,679,930 options outstanding under the Plan with a weighted average remaining contractual life of 6.85 years and a weighted average exercise price of approximately $4.32 per share. Of these, options for 3,288,160 shares had vested and were exercisable at June 30, 2011 with a weighted average remaining contractual life of 5.5 years and a weighted average exercise price of approximately $3.84 per share.

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of June 30, 2011 for those awards that have an exercise price below the quoted closing price. As of June 30, 2011, there were options outstanding to purchase an aggregate of 3,301,430 shares with an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of approximately $8.0 million. Of those, options for 2,159,535 shares had vested and had an exercise price below the quoted closing price of the common stock of the Company, resulting in an aggregate intrinsic value of approximately $5.1 million.

During the three and six months ended June 30, 2011 and 2010, no options were exercised. During the six months ended June 30, 2010, options for 12,000 shares were forfeited by a former employee who resigned in February 2010.

NOTE 5    LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2011 and 2010 upon exercise or conversion that were not included in the computation of net loss per share totaled 8,921,480 and 11,007,688 shares, respectively.

NOTE 6    EXERCISE OF COMMON STOCK WARRANTS

During January and February 2011, various warrant holders exercised their rights to purchase an aggregate of 1,993,444 shares of the common stock of the Company, with an exercise price of $4.20 per share, pursuant to cash exercises whereby the Company received proceeds of approximately $8.4 million.

In June 2011, a warrant holder exercised the right to purchase 1,994 shares of the common stock of the Company, with an exercise price of $2.89 per share, pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 781 shares of its common stock to the warrant holder based on the excess of the market price over the exercise price on the date of exercise.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

(Unaudited)

No warrants were exercised during the three and six months ended June 30, 2010.

NOTE 7    REGISTERED DIRECT SALE OF COMMON STOCK

On February 24, 2011, the Company raised gross proceeds of approximately $40.3 million through the sale of 10,062,500 shares of its common stock in a publicly-marketed offering. These shares were offered pursuant to the Company’s 2011 shelf registration statement filed with the Securities and Exchange Commission, or SEC, under which the Company may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $60,000,000. Such registration statement became effective as of January 19, 2011. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $2.5 million, resulting in net proceeds to the Company of approximately $37.8 million.

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

NOTE 9    LICENSING AGREEMENTS

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by the Company as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. In September 2010, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. The Company is obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. There are no minimum royalties required under the agreement. The Company is also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones. Based on the Company’s current development plans for compounds licensed under this agreement, approximately $1.5 million of payments may become due if specific milestones are achieved, subject to the Company’s right to terminate the license agreement. In addition, should the Company enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

(Unaudited)

DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study and has remaining potential future milestone payments, subject to the Company’s right to terminate the DSP Agreement, totaling $3.25 million. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Based on work performed by DSP at June 30, 2011, the Company had recorded expense of approximately $3.9 million and had a remaining liability of $0.4 million at June 30, 2011.

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

NOTE 10    INCOME TAXES

The Company had accumulated tax losses, generating federal net operating loss carryforwards, or NOLs, of $124.5 million as of December 31, 2010. These losses will expire for federal tax purposes, if unused, in the years 2024 through 2030. The Company’s deferred tax assets include NOL carryforwards with a tax effected value of $48.7 million as of December 31, 2010 for which the Company has established a valuation allowance equal to the total corresponding deferred tax asset given that the Company’s ability to realize its deferred tax assets is not considered more likely than not. The increase in the valuation allowance during 2010 was primarily related to the increase in net operating losses.

Under limitations imposed by Internal Revenue Code Section 382, or IRC§382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL carryforwards. During the quarter ended March 31, 2011, the Company undertook, with the assistance of its tax advisors, a detailed study in order to determine any potential IRC§382 limitations on its ability to utilize, in future periods, its federal NOL carryforwards available at December 31, 2010. This detailed study resulted in a determination that there had been two ownership changes previously, as defined by IRC§382, limiting the Company’s NOLs available for federal tax purposes to approximately $54.2 million at December 31, 2010. However, all NOLs would be available for use prior to their expiration, resulting in no adjustment to the tax provision and disclosure at December 31, 2010. In future years, the use of the remainder of the Company's NOLs at December 31, 2010 would be limited to approximately $8.9 million annually for years from 2011 to 2013, approximately $7.6 million for 2014, approximately $4.1 million annually for the years from 2015 to 2022 with the remainder in 2023. Any portion of an NOL limited by IRC§382 not used in a given year can be carried forward to subsequent years. Any NOLs generated during periods since the date of the most recent ownership change and those that might be generated in any future periods can be used without restriction unless a future ownership change occurs.

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

AS OF JUNE 30, 2011

(Unaudited)

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

NOTE 11    SUBSEQUENT EVENTS

On July 26, 2011 the Company renewed its agreement for an at-the-market common equity sales program, initially dated July 2010. Under the renewed agreement, the Company may sell a maximum of $19.75 million of its common stock at a minimum price of $6.00 per share, pursuant to the Company’s 2011 shelf registration statement filed with the SEC that became effective as of January 19, 2011.

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

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Specifically, we are developing a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or NOH, in patients with primary autonomic failure, dopamine ß-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy and the reduction of falls in patients with NOH associated with Parkinson’s disease, or PD, as well as other potentially norepinephrine related conditions and diseases including intradialytic hypotension, or IDH, fibromyalgia, adult attention deficit hyperactivity disorder and chronic fatigue syndrome. We are also developing pharmaceuticals for multiple autoimmune disorders, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

Northera™ (droxidopa), our most advanced investigational product candidate, is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic NOH. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of symptomatic orthostatic hypotension, freezing of gait in PD and IDH. We are currently seeking to register droxidopa, under the brand name Northera™, in the United States for the treatment of symptomatic NOH.

During 2007, the United States Food and Drug Administration, or FDA, granted orphan drug status to Northera for the treatment of symptomatic NOH and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure, or PAF, and patients with multiple system atrophy, or MSA.

We have previously completed two Phase III trials, Studies 301 and 302, of Northera for the treatment of symptomatic NOH in patients with primary autonomic failure, a group of diseases including Parkinson’s disease, MSA and PAF. The improvements in the symptoms of NOH, as measured by the orthostatic hypotension questionnaire composite score, or OHQ composite, associated with Northera treatment in our pivotal efficacy Study 301 are highly significant (p=0.003) and showed similar improvements (p<0.05) in a post-hoc analysis of Study 302 data. On that basis, we proposed filing our new drug application, or NDA, in symptomatic NOH. During our pre-NDA meeting with the FDA in December 2010 and in subsequent communication with the agency, the FDA agreed that the proposed NDA for Northera could be submitted based on combined data from our two completed Phase III studies of Northera in NOH, Study 301 and Study 302, and their associated safety Studies 303, 304 and 305, without the need for any further efficacy studies. During the meeting, the FDA requested and we agreed to supply top-line results from a QTc study of Northera at the time of the 90-day safety update. During the second quarter of 2011, we announced the successful completion of this dedicated QTc study of Northera to formally evaluate and confirm the cardiac safety of Northera. The results of this ECG trial showed that Northera, at either therapeutic or supratherapeutic doses, did not increase heart rate or prolong AV conduction or cardiac polarization times as measure by the PR interval, QT interval and duration of the QRS complex. The FDA has also requested that we conduct a post-marketing study to evaluate the clinical pharmacology of Northera in renally-impaired patients. We currently plan to file our NDA with the FDA in the third quarter of 2011.

Upon review of anecdotal evidence in the adverse events reported in Study 301 and Study 302 suggesting that Northera treatment was associated with fewer falls, we decided to prospectively assess this benefit as a secondary efficacy parameter in Study 306, a Phase III trial initiated in 2010 prior to the completion of Study 301. Since Study 306 was originally intended to support our registration of Northera for the treatment of NOH, the primary endpoint for Study 306 was the relative mean change in the OHQ composite between treatment and placebo arms. In February of 2011, we announced our plans to modify Study 306 following a determination of futility at the planned interim analysis of the study’s primary endpoint. Our subsequent unblinded review of multiple, secondary outcome measures showed an approximate 60% reduction in the rate of patient reported falls and supportive signs of therapeutic activity associated with Northera in the first 51 patients to complete Study 306.

We have modified and separated Study 306 such that the first 51 patients evaluated in the unblinded interim analysis are considered Part A (Study 306A) while the remaining 62 patients already enrolled in the study at the time of the interim analysis but not unblinded as part of that analysis would form the basis for Part B (Study 306B). Based on the analysis of the unblinded interim data from Study 306A, we modified the primary endpoint of Study 306B and plan to add an additional 100 patients to demonstrate an approximate 45% reduction in the rate of falls per patient, per week in patients with NOH associated with PD. Based on preliminary estimates, we anticipate data from Study 306B will likely be available during the second quarter of 2012. In keeping with the FDA’s recommendations, we will not seek a falls claim in the initial labeling at the time we file for approval of Northera for the treatment of symptomatic NOH, but we intend to continue an ongoing clinical evaluation of the effects of Northera in reducing the number of falls in patients with NOH associated with PD, including additional clinical trials as necessary, with the intent of pursuing future label expansion opportunities for Northera post-approval.

Our Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia continues. This trial began in early 2009 under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency. On July 1, 2010, we announced the completion and favorable outcome of an independent Data Monitoring Committee review of the safety and efficacy data from approximately half the patients expected to participate in the trial. We currently anticipate results from this study will be available during the fourth quarter of 2011.

In August 2010, we announced that an investigator-led, open label Phase II study of droxidopa for the treatment of chronic fatigue syndrome, or CFS, had been initiated and remains ongoing at June 30, 2011. Subsequent to June 30, 2011, we also announced that an investigator-led Phase II study of droxidopa, in combination with carbidopa, for the treatment of adult attention deficit hyperactivity disorder, or ADHD, initiated in February 2010, had been completed. Preliminary results from this study suggest that droxidopa rapidly improved ADHD symptoms during open-label treatment and was well tolerated with no serious adverse events.

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

Based on these findings, in September 2010 we initiated a multinational, 12-week, double-blind Phase II trial designed to compare the efficacy and tolerability of CH-4051 against methotrexate in 250 patients with rheumatoid arthritis who experience an inadequate response to methotrexate treatment. The primary efficacy analysis will be conducted using the ACR hybrid score, an endpoint that combines a continuous scale of percentage improvement with the well-known ACR20/50/70. The trial was initiated with a staggered start wherein the first patients were randomized to receive either 0.3mg or 1.0mg of CH-4051 daily or 20mg methotrexate weekly in combination with a folate supplement. Enrollment in the high dose arms of the study was deferred until May 2011, when we announced that an independent Data Safety Monitoring Board had met to review patient safety data from this study and, finding no signals that precluded proceeding, recommended that each on-going arm of the study continue as planned and that enrollment be initiated in the 3.0mg dose groups of the trial. We expect that results from a planned unblinded, interim efficacy analysis for a subset of the lower dose patients will be available in the third quarter of 2011 with full study results currently expected to become available in the second quarter of 2012.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three months ended	For the three months ended
	June 30,	June 30,	$	%
	2011	2010	Increase	Change
Research and development expense	$10,681	$8,394	$2,287	27%
Sales and marketing expense	1,324	508	816	161%
General and administrative expense	1,317	1,088	229	21%
Interest income	51	102	(51)	-50%
Interest expense	—	(35)	35	-100%

Research and development expenses increased significantly in the second quarter of 2011 to $10.7 million compared to $8.4 million during the same period of 2010. This increase primarily reflects increases in costs associated with our planned registration and anticipated launch of Northera. Specifically, second quarter 2011 expenses included approximately $1.6 million related to the manufacturing of and process validation for commercial drug product, approximately $0.9 million related to the preparation of our NDA, currently planned to be filed in the third quarter of 2011 and $1.3 million related to the completion of our Northera QTc study. Additionally, we incurred costs during the period related to the initiation of medical affairs planning, including entering into an agreement for Medical Science Liaison employees, that generated period costs of $0.9 million. Although we continue to incur expenses related to our ongoing Northera NOH trials, including Study 306B and extension study 304, aggregate expenses associated with these clinical programs decreased by approximately $2.0 million when compared to the second quarter of 2010. We also continued to incur expenses for our ongoing Phase II trial of droxidopa in fibromyalgia, the Phase II trial of our antifolates in rheumatoid arthritis and the costs of manufacturing, packaging and labeling clinical trial material for these trials. During the quarter ended June 30, 2010, primary expenditures were associated with our NOH program, along with costs of our Phase II trial of droxidopa in fibromyalgia and costs related to the Phase II trial of our antifolates in rheumatoid arthritis. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 80% for the three months ended June 30, 2011 and 84% for the same period of 2010.

From inception through June 30, 2011, cumulative research and development expenses related to our major research and development projects were approximately $130.6 million and are detailed as follows:

(in thousands)	For the three months ended		Through June 30, 2011
	June 30, 2011	June 30, 2010
Antifolates	$2,000	$1,300	$36,300
Droxidopa	8,700	7,100	91,800
I-3D	—	—	2,500

	$10,700	$8,400	$130,600

Droxidopa. From inception through June 30, 2011, we had spent approximately $91.8 million in research and development expenses on droxidopa. Assuming we do not enter into an out-license, development or other collaborative agreement with respect to this compound, we estimate that subsequent to June 30, 2011 we will need to incur approximately $8.2 million more, primarily to complete our NDA filing and our Phase III extension program. These estimated costs do not include commercial drug product purchases made during this timeframe. In addition, we anticipate license milestone payments of $750,000 upon NDA acceptance and $1.5 million upon NDA approval. Assuming FDA approval of droxidopa for marketing in the United States, we currently anticipate launching the product and having initial sales or royalty revenue from it no sooner than the second quarter of 2012. In addition to the spending requirements above, we plan to spend up to approximately $8.4 million to complete Study 306B for falls in patients with NOH associated with PD, approximately $2.2 million in 2011 for clinical proof of concept studies in other indications unrelated to the NOH registration and commercialization program and approximately $3.4 million more in 2011 for medical science liaison initiatives, pre-launch medical education programs and other scientific activities related to our commercialization effort.

Antifolates. From inception through June 30, 2011, we had spent approximately $36.3 million in research and development expenses on our portfolio of antifolates. We currently intend to seek a partner to assist us in the development of our antifolates after the completion of our Phase II proof-of-concept study for CH-4051 in rheumatoid arthritis, expected in 2012. We estimate that we will spend approximately $5.9 million in 2011 and approximately $1.2 million in the first quarter of 2012 to complete this study. Assuming an approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2014.

I-3D Portfolio. From inception through June 30, 2011, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain sufficient additional financing.

Sales and marketing expenses. Although we had no formalized selling activities, during the second quarter of 2011 expenses increased significantly when compared to the same period of 2010. A significant component of this increase is related to increased compensation and related costs as we added personnel with the appropriate expertise in this area to support our planned commercialization of Northera. In addition, we also have begun to see the expected ramp up in the costs of developing and implementing our sales and marketing initiatives for Northera. Such costs include market research and strategy and planning for public relations and advertising. In addition, we had increases in travel costs, promotional costs that include conference sponsorships and legal expenses related to our intellectual property. During the second quarter of 2010, expenses were primarily related to compensation and related costs and legal expenses related to our intellectual property. We anticipate our sales and marketing spending to continue to increase through 2011 and into 2012 as we prepare for the commercialization of Northera in the United States. We currently expect marketing programs related to conference sponsorships, market research and various launch preparation activities will require spending of between $5.0 million and $5.5 million over the remainder of 2011 with an additional $3 million to $3.5 million in the first quarter of 2012. Activities related to building and hiring our sales force will be approximately $1.4 million over the remainder of 2011 and just over $3 million during the first quarter of 2012.

General and administrative expenses. During the quarter ended June 30, 2011, we incurred increases in compensation and related costs, communications expense, financial printing, depreciation, taxes/government fees and transfer agent fees. In addition, facilities costs increased primarily related to the expansion of space under the lease amendment entered into during the first quarter of 2011. Individually, each of these increases is immaterial but, in the aggregate, are the primary factors in the increase in general and administrative expenses.

Interest income and interest expense. At June 30, 2011, we had cash and cash equivalents of $11.0 million and short-term investments of $56.1 million. The decrease in interest income, when compared to the second quarter of 2010, is primarily related to the loss of interest income on auction rate securities investments with premium interest rates received during the second quarter of 2010. Interest expense decreased as the line of credit associated with our investments in ARS held at UBS was fully paid on June 30, 2010.

Six Months Ended June 30, 2011 and 2010

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the six months ended	For the six months ended
	June 30,	June 30,	$	%
	2011	2010	Increase	Change
Research and development expense	$22,140	$13,275	$8,865	67%
Sales and marketing expense	2,435	919	1,516	165%
General and administrative expense	2,650	2,064	586	28%
Interest income	86	169	(83)	-49%
Interest expense	—	(68)	68	-100%

Research and development expenses increased significantly during the six months ended June 30, 2011 to $22.1 million compared to $13.3 million during the same period of 2010. This increase primarily reflects increases in costs associated with our planned registration and anticipated launch of Northera. Specifically, 2011 expenses included approximately $3.8 million related to the manufacturing of and process validation for commercial drug product and approximately $2.6 million related to the Northera QTc study. Additionally, we incurred costs during the period related to the initiation of medical affairs planning, including entering into an agreement for Medical Science Liaison employees, that generated period costs of $0.9 million. Although we continue to incur expenses related to our ongoing Northera NOH trials, including Study 306B and extension study 304, aggregate expenses associated with these clinical programs decreased by approximately $0.6 million when compared to 2010. We also incurred increased expenses associated with our ongoing Phase II trial of droxidopa in fibromyalgia and costs related to the Phase II trial of our antifolates in rheumatoid arthritis offset by a decrease in the costs of manufacturing, packaging and labeling clinical trial material for these trials. During the six months ended June 30, 2010, primary expenditures were associated with our NOH program including implementing changes to Study 301 and the initiation of Study 306, along with costs of our Phase II trial of droxidopa in fibromyalgia and initial costs related to the planning and preparation for our Phase II trial of our antifolates in rheumatoid arthritis. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 81% for the six months ended June 30, 2011 and 82% for the same period of 2010.

Sales and marketing expenses. Although we had no formalized selling activities, during the six months ended June 30, 2011 sales and marketing expenses increased significantly when compared to the same period of 2010. A significant component of this increase is related to increased compensation and related costs as we added personnel with the appropriate expertise in this area to support our planned commercialization of Northera. In addition, we also have begun to see the expected ramp up in the costs of developing and implementing our sales and marketing initiatives for Northera. Such costs include market research and strategy and planning for public relations and advertising. In addition, we also had increases in travel costs, promotional costs that include conference sponsorships, market research costs, advertising and public relations planning costs and legal expenses related to our intellectual property. During the six months ended June 30, 2010, primary expenses were related to compensation and related expenses and legal expenses related to our intellectual property.

General and administrative expenses. During the six months ended June 30, 2011, general and administrative expenses increased by approximately $0.6 million when compared to the same period of 2010. Contributing to this increase were increases in compensation and related costs, primarily for stock based compensation, professional fees, including audit, tax and legal fees, rent expense, related to increased rent for the expansion of our headquarters office space, financial printing, depreciation, taxes/government fees and transfer agent fees.

Interest income and interest expense. At June 30, 2011, we had cash and cash equivalents of $11.0 million and short-term investments of $56.1 million. The decrease in interest income is primarily related to the loss of interest income on auction rate securities investments that were fully liquidated by June 30, 2010 but that paid premium interest rates during the first six months of 2010. Interest expense decreased as the line of credit associated with our investments in ARS held at UBS was fully paid on June 30, 2010.

Liquidity and Capital Resources

From inception to June 30, 2011, we have incurred an aggregate net loss of approximately $160 million as a result of expenses similar in nature to those described above.

As of June 30, 2011, we had working capital of approximately $55.3 million including cash and cash equivalents of approximately $11 million, short-term investments of $56.1 million and liabilities of $12.7 million. We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while seeking reasonable returns. To limit market risk, investments are restricted to high quality instruments with relatively short maturities including, but not limited to, fully liquid interest-bearing money market accounts, commercial paper, certificates of deposit and Treasury funds typically with a maturity of six months or less.

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

We believe that capital resources available at June 30, 2011 will be sufficient to meet our operating needs at least into the second quarter of 2012, including the anticipated commercial launch of Northera in the United States.

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

From inception through June 30, 2011 we had losses of $160 million. We had net losses of $27.1 million and $16.2 million for the six months ended June 30, 2011 and 2010, respectively, and we anticipate losses at least through 2011 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. A portion of our cash is maintained in non-interest bearing accounts at federally insured financial institutions that, under the FDIC’s Transaction Account Guarantee Program, are fully insured by the Federal Deposit Insurance Corporation, or FDIC, until December 31, 2012. In addition, we maintained and continue to maintain funds on deposit in commercial accounts that include non-interest bearing commercial checking accounts, fully liquid interest-bearing money market accounts, certificates of deposit, commercial paper, money market funds and Treasury funds typically with maturities of six months or less. All deposits and investments to date have been made in U. S. dollars and, accordingly, have no exposure to foreign currency rate fluctuations on the investments.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. Currently, the returns on such liquid, short-term investments are at historic lows. Accordingly, we estimate that any sensitivity experienced due to fluctuations of interest rates in the United States for such investments would have no material impact on our consolidated financial position or results of operations.

Item 4. Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of June 30, 2011, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials Submitted in XBRL Format				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: July 27, 2011	By:	/s/ J. Nick Riehle

J. Nick Riehle
Vice President, Administration and Chief Financial Officer