Form 10-Q
period 2012-03-31
Chelsea Therapeutics International, Ltd.
filed 2012-05-01
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012 there were 67,040,569 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$51,680,461	$41,106,301
Short-term investments	—	4,500,000
Prepaid contract research and manufacturing	437,252	173,592
Other prepaid expenses and other current assets	1,090,038	793,521

Total current assets	53,207,751	46,573,414
Property and equipment, net	277,987	291,024
Other assets	38,267	38,267

	$53,524,005	$46,902,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,732,425	$4,866,356
Accrued compensation and related expenses	793,843	1,419,437
Accrued contract research and manufacturing	6,159,053	5,245,339
Other accrued expenses	1,759,788	1,706,763

Total liabilities	12,445,109	13,237,895

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 67,040,569 and 62,034,146 shares issued and outstanding, respectively	6,704	6,203
Additional paid-in capital	239,956,911	216,984,108
Deficit accumulated during the development stage	(198,884,719)	(183,325,501)

Total stockholders’ equity	41,078,896	33,664,810

	$53,524,005	$46,902,705

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		Period from April 3, 2002 (inception) to
	2012	2011	March 31, 2012

Operating expenses:
Research and development	$8,699,119	$11,458,942	$154,459,542
Sales and marketing	4,968,762	1,111,131	21,993,338
General and administrative	1,920,111	1,332,716	27,143,784

Total operating expenses	15,587,992	13,902,789	203,596,664

Operating loss	(15,587,992)	(13,902,789)	(203,596,664)
Interest income	28,774	34,582	4,970,293
Interest expense	—	—	(258,348)

Net loss	$(15,559,218)	$(13,868,207)	$(198,884,719)

Net loss per basic and diluted share of common stock	$(0.23)	$(0.25)

Weighted average number of basic and diluted common shares outstanding	66,429,178	54,860,538

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(unaudited)

			Additional paid-in capital	Deficit accumulated during the development stage	Total stock- holders’ equity

	Common stock
	Shares	Amount
Balance at January 1, 2012	62,034,146	$6,203	$216,984,108	$(183,325,501)	$33,664,810

Stock-based compensation	—	—	828,084	—	828,084

Sale and issuance of common stock in January 2012 at approximately $4.44 per share, net of issuance costs	4,989,275	499	22,144,721	—	22,145,220

Common stock issued in 2012 at par, pursuant to net-share (cashless) exercises of common stock warrants	17,148	2	(2)	—	—

Net loss	—	—	—	(15,559,218)	(15,559,218)

Balance at March 31, 2012	67,040,569	$6,704	$239,956,911	$(198,884,719)	$41,078,896

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from April 3, 2002 (inception) to March 31, 2012

	For the three months ended March 31,
	2012	2011
Operating activities:
Net loss	$(15,559,218)	$(13,868,207)	$(198,884,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	828,084	683,693	9,818,740
Depreciation and amortization	33,965	29,903	455,944
Stock issued for license agreement	—	—	575,023
Non-cash interest expense	—	—	34,020
Gain on disposition of assets	—	—	(2,208)
Fair value of warrants for finder’s agreement	—	—	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(560,177)	(469,677)	(1,527,291)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(167,191)	3,618,081	11,651,269
Accrued compensation and related expenses	(625,594)	(683,934)	793,843

Net cash used in operating activities	(16,050,131)	(10,690,141)	(176,651,629)

Investing activities:
Acquisitions of property and equipment	(20,929)	(70,777)	(735,402)
Proceeds from sale of assets	—	—	3,677
Purchases of short-term investments	—	(45,128,980)	(115,143,906)
Redemptions and sales of short-term investments	4,500,000	—	115,143,906
Security deposits	—	—	(38,267)

Net cash provided by (used in) investing activities	4,479,071	(45,199,757)	(769,992)

Financing activities:
Proceeds from borrowings from affiliate	—	—	1,745,000
Proceeds from exercise of stock options	—	8,372,465	80,729
Proceeds from exercise of common stock warrants	—	—	9,054,546
Recapitalization of the Company	—	—	(400,000)
Proceeds from sales of equity securities, net of issuance costs	22,145,220	37,770,250	218,543,385
Receipt of recovery of short-swing profits	—	73,103	73,797
Receipt of cash for stock subscription receivable	—	—	4,625

Net cash provided by financing activities	22,145,220	46,215,818	229,102,082

Net increase (decrease) in cash and cash equivalents	10,574,160	(9,674,080)	51,680,461
Cash and cash equivalents, beginning of period	41,106,301	47,593,055	—

Cash and cash equivalents, end of period	$51,680,461	$37,918,975	$51,680,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$224,328

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

In December 2004, in conjunction with and as compensation for activities related to the December 2004 sale of equity securities, the Company issued warrants to purchase 483,701 shares of its common stock, with a purchase price of approximately $2.88 per share and an aggregate fair value of $14,400. All of these warrants were exercised by the holders prior to their expiration in December 2011.

In conjunction with the merger and recapitalization of the Company effective February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700. As of March 31, 2012, all of these warrants had been exercised.

In February 2006, in conjunction with and as compensation for activities related to the February 2006 sale of equity securities, the Company issued warrants to purchase 716,666 shares of its common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000. Of these, warrants for the purchase of 486,766 remain unexercised and outstanding as of March 31, 2012 and, if they remain unexercised, will expire in February 2013.

In May 2006, in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007 of $433,750. As of March 31, 2012, all of these warrants remain unexercised and outstanding and are scheduled to expire in May 2013.

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Specifically, the Company is developing Northera™ (droxidopa), a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine-ß-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. The Company is also evaluating the potential therapeutic applications of droxidopa in reducing the frequency of falls in patients with Neurogenic OH associated with PD as well as other potentially norepinephrine related conditions and diseases including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder. In addition, the Company is developing a portfolio of metabolically inert antifolates for the treatment of rheumatoid arthritis that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 7, 2012 and available on the website (www.sec.gov) of the United States Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

More recently, the Company has been focusing on preparations for the potential commercial launch of Northera in the United States in anticipation of FDA approval. However, on March 28, 2012, the Company announced that the FDA had issued a Complete Response Letter, or a CRL, regarding its New Drug Application, or NDA, for Northera, filed in September 2011, for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure (PD, MSA and PAF), DBH deficiency and non-diabetic autonomic neuropathy. The CRL includes the request by the FDA that the Company submit data

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

from an additional positive study to support efficacy along with a recommendation that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. Notably, the CRL did not identify any outstanding safety concerns. In addition, the FDA provided draft recommendations to several sections of the labeling submitted for Northera, including a preliminary recommendation to include a black box warning related to supine hypertension. However, the letter indicates that such a boxed warning could be reconsidered if suitable data demonstrating a lack of severe hypertension in a fully prone position were provided. The Company has requested a meeting with the FDA to review the CRL, clinical trial recommendations and to help determine appropriate next steps toward obtaining approval of Northera.

The Company has sustained operating losses since its inception and expects that such losses could continue for the foreseeable future. The Company’s continued operation depends on its ability to raise funds through various potential sources, such as equity and debt financing, the exercise of warrants or strategic alliances. Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations.

Management believes that capital resources available at March 31, 2012 will be sufficient to meet the operating needs of the Company into the second quarter of 2013.

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

On March 31, 2012, the Company held no short-term investments. At December 31, 2011, the Company held short-term investments of $4.5 million, consisting of an investment in a certificate of deposit, or CD, with a maturity of 26-weeks as of the date of purchase. This investment was purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments are made through a single CDARS Network member and when a large deposit is made, that institution uses the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard Federal Deposit Insurance Corporation, or FDIC, insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. During the quarter ended March 31, 2012, this short-term investment matured and was fully redeemed.

NOTE 3	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. At March 31, 2012, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $51.7 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

NOTE 4	STOCK-BASED COMPENSATION

The Company has a stock incentive plan, as amended (the “Plan”), under which stock options for 7,400,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three months ended March 31, 2012 and 2011, the Company granted stock options to employees and non-employee directors as follows:

	For the three months ended March 31,
	2012	2011
Options granted during period	1,309,000	1,008,000
Weighted average exercise price	$4.60	$7.33
Weighted average grant date fair value	$3.09	$4.86
Aggregate intrinsic value at March 31, 2012	None	None

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of March 31, 2012 and only include those awards that have an exercise price below the quoted closing price, or in-the-money options.

Each option granted to employees and non-employee directors during the three months ended March 31, 2012 and 2011 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan.

The fair value of each option award made to employees and directors was estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model utilizing the assumptions noted in the following table. As of January 1, 2011, the Company began relying exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility given that, as of that date, there existed sufficient trading history to be able to determine historical volatility. The Company plans to continue to analyze the expected stock price volatility, as well as other assumptions utilized in the calculations, at each grant date as more historical data becomes available. Also as of January 1, 2011, taking into consideration hiring completed and planned by the Company and the potential impact of forfeitures given the roles of these newly filled positions, the Company estimated a forfeiture rate of 3%. Due to the limited amount of historical data available to the Company, particularly with respect to employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
Weighted average risk-free interest rate	0.78%	1.98%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
Expected rate of forfeiture	3%	3%
Weighted average expected volatility	85.97%	87.60%

The table below summarizes the compensation expense recorded by the Company for the three months ended March 31, 2012 and 2011 in conjunction with option grants made to employees and non-employee directors:

	For the three months ended March 31,
	2012	2011
Stock-based compensation expense recorded during period	$828,084	$683,693
Total unrecognized compensation expense remaining	$8,935,167	$7,251,388
Remaining average recognition period (in years)	2.7	2.7

The table below summarizes options outstanding, options vested and aggregate intrinsic value as of March 31, 2012:

Total options outstanding	7,101,430
Weighted average remaining contractual life (in years)	6.85
Weighted average exercise price per share	$4.37
Aggregate intrinsic value of in-the-money options outstanding	$953,741
Aggregate intrinsic value of in-the-money options outstanding and vested	$775,532

During the three months ended March 31, 2012 and 2011, no options were exercised. During the three months ended March 31, 2012, unvested options for 20,000 shares were forfeited by an employee that resigned during that period.

NOTE 5	LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at March 31, 2012 and 2011 upon exercise or conversion that were not included in the computation of net loss per share totaled 9,124,960 and 8,913,474 shares, respectively.

NOTE 6	EXERCISE OF COMMON STOCK WARRANTS

In February 2012, a warrant holder exercised the right to purchase 57,000 shares of the common stock of the Company, with an exercise price of $3.30 per share, pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 17,148 shares of its common stock to the warrant holder based on the excess of the market price over the exercise price on the date of exercise.

During January and February 2011, various warrant holders exercised their rights to purchase an aggregate of 1,993,444 shares of the common stock of the Company, with an exercise price of $4.20 per share, pursuant to cash exercises whereby the Company received proceeds of approximately $8.4 million.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

NOTE 7	REGISTERED DIRECT SALE OF COMMON STOCK

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

On January 11, 2012, the Company raised gross proceeds of approximately $23.7 million through the sale of 4,989,275 shares of its common stock in a publicly-marketed offering. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.6 million, resulting in net proceeds to the Company of approximately $22.1 million. These shares were offered pursuant to the Company’s 2011 shelf registration statement, as amended effective January 5, 2012 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, filed with the SEC under which the Company may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $63,950,000. Such registration statement became effective as of January 19, 2011. Upon completion of this offering, there were no securities remaining under the 2011 shelf.

On February 24, 2011, the Company raised gross proceeds of approximately $40.3 million through the sale of 10,062,500 shares of its common stock in a publicly-marketed offering. These shares were offered pursuant to the Company’s 2011 shelf registration statement filed with the SEC. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $2.5 million, resulting in net proceeds to the Company of approximately $37.7 million.

NOTE 8	COMMITMENTS AND CONTINGENCIES

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

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study. In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA and has remaining potential future milestone payments, subject to the Company’s right to terminate the DSP Agreement, totaling $2.5 million. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Based on work performed by DSP as of March 31, 2012, the Company had recorded expense of approximately $3.1 million and had a remaining liability of approximately $5,000.

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

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities as contracted at March 31, 2012. However, should a need arise to cancel these contracted activities, there can be cancellation fees that could be punitive in nature.

In October 2011, the Company committed to the purchase of active pharmaceutical ingredient from a third party to be used in the production of commercial inventory in preparation for the planned market launch of Northera in the United States. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. This risk notwithstanding, the Company initiated such activities with its primary supplier of active pharmaceutical ingredient of Northera in December 2010 and has incurred expenses related to these activities of approximately $1.2 million and $1.9 million during the quarters ended March 31, 2012 and 2011, respectively. Until final approval to market any of the Company’s product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development. The value of the remaining obligation totals approximately $5.8 million as of March 31, 2012 given current exchange rates. Although the remainder of this material could be shipped at any time chosen by the Company within a two-year period following the completion of its manufacture, the Company currently does not anticipate it will be shipped prior to 2013, at the earliest.

Legal Proceedings

Following the receipt of the CRL in March 2012 and the subsequent decline of the market price of the Company’s common stock, two purported class action lawsuits were filed on April 4, 2012 and another purported class action lawsuit was filed on May 1, 2012 in the U.S. District Court for the Western District of North Carolina against the Company and certain of its executive officers.

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s development of Northera for the treatment of symptomatic neurogenic orthostatic hypotension and the likelihood of FDA approval. The class periods alleged in the three complaints run from November 3, 2008 to March 28, 2012 for two of the complaints and from June 9, 2011 to February 17, 2012 for the other. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Additional similar lawsuits might be filed. The Company and its officers believe that all of the claims in these lawsuits are without merit and the Company intends to vigorously defend against these claims, but is unable to predict the outcome or reasonably estimate a range of possible loss.

Other Contractual Obligations

During 2011, the Company contracted with various third parties to facilitate, coordinate and perform agreed upon commercialization support activities in anticipation of the planned launch of Northera. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company is currently evaluating each of these activities as contracted given the receipt of the CRL on March 28, 2012 to determine which, if any, of these contracts should be cancelled or delayed. Should a need arise to cancel activities under these contracts, there might be cancellation fees that could be punitive in nature.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Item 1A. Part 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and under “Part II. Item 1A. Risk Factors” of this report.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved alternatives to current methods of treatment. Specifically, we are developing a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine-ß-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. We are also evaluating the potential therapeutic applications of droxidopa in reducing the frequency of falls in patients with Neurogenic OH associated with PD as well as other potentially norepinephrine related conditions and diseases including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder. In addition, we are also developing a portfolio of metabolically inert antifolates for the treatment of rheumatoid arthritis that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

Northera™ (droxidopa), our most advanced investigational product candidate, is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic Neurogenic OH. Northera is also being studied in a Phase III trial evaluating its effect in reducing falls in patients with Neurogenic OH associated with PD. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in multiple systems atrophy (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. During 2007, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of patients with PAF and patients with MSA.

In November 2011, the FDA accepted for filing our New Drug Application, or NDA, seeking approval to market Northera for the treatment of Neurogenic OH in patients with primary autonomic failure (including PD, MSA and PAF), DBH deficiency and non-diabetic autonomic neuropathy that we had submitted in September 2011. The clinical portion of the NDA included combined safety and efficacy data from our two completed Phase III studies in Neurogenic OH, Study 301 and Study 302, two long-term open-label extension studies, Study 303 and Study 304, a dedicated thorough QTc study and a 24-hour ambulatory blood pressure monitoring study, Study 305.

In February 2012, a meeting of the Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, was held, at the request of the FDA, to review and discuss the Northera NDA. The CRDAC recommended, in a 7 to 4 vote, that the FDA approve our NDA to market Northera in the United States.

On March 28, 2012, the FDA issued a Complete Response Letter, or a CRL, regarding our NDA for Northera. The CRL includes the request by the FDA that we submit data from an additional positive study to support efficacy demonstrated in Study 301 along with the recommendation that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. While the FDA did not make reference to our ongoing Study 306, a 10-week double-blind, placebo-controlled trial evaluating Northera in patients with symptomatic Neurogenic OH associated with PD, we believe that data from this trial could potentially meet the criteria for clinical efficacy and durability of effect data identified in the CRL although this would be subject to guidance from the FDA.

Although the FDA also raised some concern in the CRL regarding what they determined to be a disproportionately large favorable effect of one site on the outcome of Study 301, our analysis shows that consistent treatment effect is seen across the majority of participating sites and that results excluding the site mentioned would have been persuasive. Notably, given the emphasis on safety in the briefing document released by the FDA prior to the advisory committee meeting in February 2012, the CRL did not identify any outstanding safety concerns. The FDA also noted in the CRL that, at this time, they did not anticipate the need for a Risk Evaluation and Mitigation Strategy, or REMS, program.

In addition to the clinical requests, the FDA indicated that additional bioequivalence work would be needed to support the approval of a 300mg capsule that we were considering making commercially available to complement availability of 100mg and 200mg capsules utilized in our clinical program.

While we were not able to engage in active labeling discussions with the FDA and certain sections will be subject to the completion and review of additional data submitted, the FDA did provide draft recommendations to several sections of the labeling submitted for Northera. Most notable was the narrowing of symptomatic benefits claim to emphasize dizziness, lightheadedness, feeling faint or “feeling like you might black out” as the clinical benefit associated with Northera treatment. Further, the FDA has, at this time, made a preliminary recommendation to include a black box warning related to supine hypertension. However, the CRL indicates that such a boxed warning could be reconsidered if suitable data demonstrating a lack of severe hypertension in a fully prone position versus the 30-degree head-up tilt, the standard of care and criteria used in our clinical program, were provided. Given the relative lack of severe supine hypertension compared to placebo seen in our trials using the standard of care, we would expect to see a similar lack of severe hypertension compared to placebo in a fully prone position.

We have requested a meeting with the FDA to review the comments provided in the CRL, their clinical trial recommendations and to help determine appropriate next steps toward obtaining marketing approval of Northera in the United States.

Upon review of anecdotal evidence in the adverse events reported in Study 301 and Study 302 suggesting that Northera treatment was associated with fewer falls, we decided to prospectively assess this benefit as a secondary efficacy parameter in Study 306, a Phase III trial initiated in 2010. Since Study 306 was originally intended to support our registration of Northera for the treatment of Neurogenic OH, the primary endpoint for Study 306 was the relative mean change in the Orthostatic Hypotension Questionnaire, or OHQ, composite between treatment and placebo arms. In February 2011, we modified Study 306 following a determination of futility at the planned interim analysis of the study’s primary endpoint. A subsequent unblinded review of multiple, secondary outcome measures showed an approximate 60% reduction in the rate of patient reported falls and supportive signs of therapeutic activity associated with Northera in the first 51 patients to complete Study 306. We separated Study 306 such that the first 51 patients evaluated in the unblinded interim analysis were considered Part A (Study 306A) while an additional 160 patients, including the 62 patients enrolled in the study at the time of the interim analysis but not unblinded as part of that analysis, would form the basis for Part B (Study 306B). Based on the analysis of the unblinded interim data from Study 306A, we also modified the primary endpoint of Study 306B to be the reduction in the rate of falls per patient, per week in patients with Neurogenic OH associated with PD. As currently designed, we estimate data from Study 306B will be available during the third quarter of 2012. However, as mentioned above, Study 306 might meet the criteria for clinical efficacy and durability of effect data requested by the FDA in the CRL. Until we speak with the FDA regarding the additional data requested in the CRL, we will not be able to determine if Study 306 will meet those criteria as currently designed, if potential modifications to Study 306 would meet the criteria or if an additional study may be required in addition to Study 306.

We did not seek a falls claim at the time we filed the NDA for approval of Northera for the treatment of symptomatic Neurogenic OH, but we intend to continue an ongoing clinical evaluation of the effects of Northera in reducing the number of falls in patients with Neurogenic OH associated with PD, including additional clinical trials as necessary, with the intent of pursuing label expansion opportunities for Northera.

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

In September 2010, based on the results of a completed Phase II trial of CH-1504 and a completed Phase I trial of CH-4051, we initiated a multinational, 12-week, double-blind Phase II trial designed to compare the efficacy and tolerability of

CH-4051 against methotrexate in 250 patients with rheumatoid arthritis who experience an inadequate response to methotrexate treatment. In October 2011, we successfully reached our target enrollment for this study and in November 2011 we announced the results of a planned unblinded, interim efficacy analysis for a subset of study participants from the lower dose groups. In this unblinded efficacy analysis, the 1.0 mg daily dose of CH-4051 demonstrated comparable efficacy and improved safety compared to a 20 mg weekly dose of methotrexate in patients. The primary efficacy analysis will be conducted using the American College of Rheumatology, or ACR, hybrid score, an endpoint that combines a continuous scale of percentage improvement with the well-known ACR20/50/70. The trial was initiated with a staggered start wherein the first patients were randomized to receive either 0.3mg or 1.0mg of CH-4051 daily or 20mg methotrexate weekly in combination with a folate supplement. Enrollment in the high dose arms of the study was deferred until May 2011, when patient dosing began in 3.0mg dose groups of the trial. Full study results are currently expected to become available in the second quarter of 2012.

Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio. We currently have no work underway related to this portfolio.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies and undertaking preclinical and clinical trials of our product candidates. More recently, we have been focusing on preparations for the potential commercial launch of Northera in the United States in anticipation of FDA approval. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates although we could potentially generate revenue by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process and the process for obtaining approval to market a product in the United States or elsewhere is complex and subject to numerous regulatory hurdles. We might encounter unforeseen efficacy or safety issues with our clinical trials, experience delays in our estimated timeframes for obtaining marketing approval of our currently licensed product candidates or experience other delays. Based upon the receipt of the CRL from the FDA in March 2012 regarding our NDA for Northera, we would not currently anticipate receiving regulatory approval to market any such products until, at the earliest, 2013. Currently, development expenses are being funded with proceeds from equity financings and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. We completed equity financings in December 2004, February 2006, March 2007, November 2007, July 2009, March 2010, October 2010, February 2011 and January 2012. In addition, we received additional proceeds under a controlled equity offering for sales made during September 2010. To the extent we move our products into additional clinical trials or should we reinitiate our commercialization and marketing efforts upon anticipation of obtaining FDA approval to market Northera, our need to finance operating costs will continue. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development and/or commercialization of the products (see “Liquidity and Capital Resources”).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 7, 2012. The following accounting policies are critical in fully understanding and evaluating our reported financial results.

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

Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs. In addition, the purchase of active pharmaceutical ingredient and manufacturing supplies for potential commercial product is expensed as incurred and considered a component of research and development costs prior to obtaining approval from regulatory agencies to market the product.

Accounting for Stock-Based Compensation. We account for our stock options and warrants utilizing a fair value based method of accounting. In determining the fair value of the equity instrument, we consider, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying shares and (v) anticipated future forfeitures. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our awards. We estimate the expected life of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividends reflect our current and expected future policy for dividends on our common stock. To determine the expected stock price volatility for our stock options, we analyze the historical volatility of our stock price to determine an appropriate volatility factor. We plan to continue to analyze the expected stock price volatility, as well as other assumptions utilized in the calculations, at each grant date as more historical data becomes available. Given our low historical rate of attrition and the senior nature of the roles for a significant portion of our employees, beginning in 2011 we estimate that our rate of anticipated future forfeitures will be 3% or less. In prior periods, our rate of forfeiture was immaterial to the recognition of compensation expense for options. Our results of operations include non-cash compensation expense as a result of the issuance of stock option grants that are valued using this method. We expect to record additional non-cash compensation expense in the future, which might be significant. Due to the limited amount of historical data available to us, particularly with respect to employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Results of Operations

Three Months Ended March 31, 2012 and 2011

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)
	For the three months ended March 31, 2012	For the three months ended March 31, 2011	$ Increase/ (Decrease)	% Change
Research and development expense	$8,699	$11,459	$(2,760)	-24%
Sales and marketing expense	4,969	1,111	3,858	347%
General and administrative expense	1,920	1,333	587	44%
Interest income	29	35	(6)	-17%

Research and development expenses. During the first quarter of 2012, we continued to incur costs for Study 306 and our open-label extension study, Study 304. We also had continuing expenses for the Phase II trial of our antifolate, CH-4051, in rheumatoid arthritis and incurred costs supporting preparation for the FDA requested meeting of the CRDAC held on February 23, 2012. Specifically, expenses for the first quarter of 2012 included approximately $0.4 million related to preparation for the CRDAC meeting, $1.8 million of direct study costs related to our ongoing Phase II trial of CH-4051 and $1.4 million for Study 306 and our extension studies for Northera. Additionally, we incurred costs during the period related to medical affairs activities, including a team of Medical Science Liaison professionals, hired on a contract basis, generating period costs of $0.4 million. We also incurred approximately $1.4 million of expenses for the purchase of active pharmaceutical ingredient to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material. During 2011, primary expenditures were associated with our Phase III Neurogenic OH studies, Neurogenic OH extension studies, our Phase II trial of CH-4051, our Phase II trial of droxidopa in fibromyalgia and costs related to the preparation and filing of our NDA for Northera. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 56% for 2012 and 82% for 2011.

From inception through March 31, 2012, cumulative research and development expenses related to our major research and development projects were approximately $154.5 million and are detailed as follows:

(in thousands)	For the three months ended		Inception through March 31,
	March 31, 2012	March 31, 2011	2012
Antifolates	$3,000	$2,200	$42,500
Droxidopa	5,700	9,250	109,500
I-3D	—	—	2,500

	$8,700	$11,450	$154,500

Droxidopa. From inception through March 31, 2012, we had spent approximately $109.5 million in research and development expenses on droxidopa. Research and development costs for the Northera Neurogenic OH core program include our ongoing Phase III trial, Study 306, our access and safety program, Study 304, regulatory activity to support our NDA filing and advisory committee meeting; and commercial supply purchases and related drug manufacture. Additional droxidopa-related clinical research and development costs during the remainder of 2012 are estimated at $8.4 million and include our ongoing Phase III study 306 and our access and safety program for Neurogenic OH patients. Currently, we can provide no guidance around the costs of required new trials, if any, or modifications of ongoing trials that may be necessary for the advancement of our NDA for Northera and will not be able to do so until we are able to meet with the FDA regarding the CRL received on March 28, 2012.

Antifolates. From inception through March 31, 2012, we had spent approximately $42.5 million in research and development expenses on our portfolio of antifolates. We currently intend to seek a partner to assist us in the development of our antifolates prior to initiating Phase III trials for CH-4051 in rheumatoid arthritis. We estimate that we will spend approximately $1.5 million more on this program in 2012 and estimate preliminary data will be available in the second quarter of 2012 with final study activities completed in the third quarter of 2012. Assuming an approval for marketing, we currently estimate launch of this product and initial royalty revenue from it no sooner than 2015.

I-3D Portfolio. From inception through March 31, 2012, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Although we had no formalized selling activities, during the quarter ended March 31, 2012, sales and marketing expenses increased significantly when compared to the quarter ended March 31, 2011. A significant component of this increase is related to increased compensation and related costs as we added personnel with the appropriate expertise in this area to support our planned commercialization of Northera. In addition, we also spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a 2012 commercial launch. Such costs included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations. We also had increases in consulting costs, travel costs, promotional costs, and legal expenses related to our intellectual property. During 2011, primary expenditures were related to compensation and related expenses, conference sponsorships, market research expenses and legal expenses related to our intellectual property. We anticipate that a significant reduction in expenditures will occur in the short-term as many of the initiatives supporting the planned commercialization of Northera may be dramatically scaled back, placed on hold or cancelled until further clarity is gained from the FDA on a path to and timeline for obtaining approval of Northera

General and administrative expenses. During 2012, general and administrative expenses increased by approximately $0.6 million when compared to 2011. Contributing to this increase were increases in compensation and related costs, professional fees, including audit, tax and legal fees, rent expense, related to the expansion of our headquarters office space, travel, insurance, consulting fees and bank fees.

Interest income and interest expense. At March 31, 2012, we had cash and cash equivalents of $51.7 million. The decrease in interest income is primarily related to continued softness in the interest rate market in the United States.

Liquidity and Capital Resources

From inception to March 31, 2012, we have incurred an aggregate net loss of approximately $198.9 million as a result of expenses similar in nature to those described above.

As of March 31, 2012, we had working capital of approximately $40.8 million including cash and cash equivalents of approximately $51.7 million and liabilities of $12.4 million. We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

On February 8, 2012 we filed with the Securities and Exchange Commission, or SEC, an amendment to our shelf registration statement on Form S-3 that was originally filed on January 26, 2012, under which we may offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. Such registration statement, as amended, became effective as of February 9, 2012.

In January 2012, we raised gross proceeds of approximately $23.7 million through the sale of 4,989,275 shares of our common stock in a publicly-marketed offering. These shares were offered pursuant to our shelf registration statement, amended pursuant to Rule 462(b), as filed with the SEC, under which we could offer shares of common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $63,950,000. The registration statement, as amended, became effective as of January 19, 2011. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.6 million, resulting in net proceeds of approximately $22.1 million. There are no more securities available under this registration statement.

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while seeking reasonable returns. To limit market risk, investments are restricted to high quality instruments with relatively short maturities including, but not limited to, fully liquid interest-bearing money market accounts, money market funds and Treasury funds, typically with a maturity of six months or less.

During 2011, we also held short-term investments in certificates of deposit, or CDs, with maturities of 26-weeks or less as of the date of purchase. These investments were purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments are made through a single CDARS Network member and when a large deposit is made, that institution uses the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard Federal Deposit Insurance Corporation, or FDIC, insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. During the quarter ended March 31, 2012, the last of these short-term investments in CDs matured and was fully redeemed.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our commercialization activities for Northera and our efforts to secure opportunities for strategic alliances.

We believe that capital resources available at March 31, 2012 will be sufficient to meet our operating needs into the second quarter of 2013.

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

From inception through March 31, 2012, we had losses of $198.9 million. We had net losses of $15.6 million and $13.9 million for the three months ended March 31, 2012 and 2011, respectively, and we anticipate losses at least through 2013 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

•

the outcome of our requested meeting with the FDA to review the comments provided in the CRL, their clinical trial recommendations and appropriate next steps necessary to obtain marketing approval of Northera in the United States;

•	the timing or pace of commercialization and marketing efforts for Northera, including any potential costs associated with the delay in launching Northera;

•	discussions with regulatory agencies concerning the design and results of our ongoing and/or future clinical trials;

•	seeking additional regulatory approvals for our various product candidates;

•	the pace and success of development activities, including clinical programs for droxidopa, antifolates and other product candidates;

•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;

•	possible out-licensing of our product candidates;

•	the pace of development of new intellectual property for our existing product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	changes in existing staffing levels dependent, in part, on the outcome of our requested meeting with the FDA.

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

Contractual Obligations and Commitments

In October 2011, we committed to the purchase of active pharmaceutical ingredient from DSP to be used in the production of commercial inventory in preparation for the planned market launch of Northera in the United States. The value of this obligation totals approximately $7.0 million at current exchange rates. A small initial shipment of this material was delivered in the first quarter of 2012, generating costs of approximately $1.2 million. Although the remainder of this material could be shipped at any time chosen by us within a two-year period following the completion of its manufacture, we currently do not anticipate it will be shipped prior to 2013, at the earliest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. A portion of our cash is maintained in non-interest bearing accounts at federally insured financial institutions that, under the Transaction Account Guarantee Program of the Federal Deposit Insurance Corporation, or FDIC, are fully insured until December 31, 2012. In addition, we maintained and continue to maintain funds on deposit in commercial accounts that include non-interest bearing commercial checking accounts, fully liquid interest-bearing money market accounts, money market funds and Treasury funds typically with maturities of six months or less. All deposits and investments to date have been made in U. S. dollars and, accordingly, have no exposure to foreign currency rate fluctuations on these investments.

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

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of March 31, 2012, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Following the receipt of the CRL from the FDA regarding the NDA for Northera in March 2012 and the subsequent decline of the price of our common stock, two purported class action lawsuits were filed on April 4, 2012 and another purported class action lawsuit was filed on May 1, 2012 in the U.S. District Court for the Western District of North Carolina against us and certain of our executive officers.

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to our development of Northera for the treatment of symptomatic Neurogenic OH and the likelihood of FDA approval. The class periods alleged in the three complaints run from November 3, 2008 to March 28, 2012 for two of the complaints and from June 9, 2011 to February 17, 2012 for the other. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Additional similar lawsuits might be filed. We and our officers believe that all of the claims in these lawsuits are without merit and we intend to vigorously defend against these claims but we are unable to predict the outcome or reasonably estimate a range of possible loss.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except as set forth below.

We may not meet the FDA’s requirements as expressed in the March 2012 Complete Response Letter, or CRL, in response to our New Drug Application, or NDA, seeking approval to market Northera in the United States.

In March 2012, the FDA issued a CRL in which they cited several reasons for not approving our NDA to market Northera based on the data submitted with the NDA. The CRL includes the request by the FDA that we submit data from an additional positive study to support efficacy along with a recommendation that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. While we are encouraged that this treatment period is consistent with our ongoing Study 306, a 10-week double-blind, placebo-controlled trial evaluating Northera in patients with symptomatic Neurogenic OH associated with Parkinson’s disease, we cannot be assured that Study 306 will meet the FDA’s requirements as expressed in the CRL as a result of, but not limited to the following:

•

Study 306 was originally intended to support our registration of Northera for the treatment of Neurogenic OH. As such, the primary endpoint for Study 306 was the relative mean change in the Orthostatic Hypotension Questionnaire, or OHQ, composite between treatment and placebo arms. In February 2011, following a determination of futility at a planned interim analysis, we modified the endpoint of Study 306, as approved by the FDA, to be the reduction in the rate of falls per patient, per week in patients with Neurogenic OH associated with PD. In order to meet the FDA’s additional requirement regarding durability of effect as cited in the CRL, we might be required to either modify the study endpoint again or to conduct an additional study.

•

While Study 306 requires patients to be randomized prior to a two-week titration period and a subsequent eight-week dosing period, there is no certainty that this ten-week treatment period will be of adequate duration to meet the FDA’s expectations for durability of effect as cited in the CRL.

•

In February 2011, we separated Study 306 such that the first 51 patients evaluated in the unblinded interim analysis were considered Part A (Study 306A) while an additional 160 patients, including the 62 patients enrolled in the study at the time of the interim analysis but not unblinded as part of that analysis, would form the basis for Part B (Study 306B). The interim analysis of data from Study 306A provided some indications of what we might anticipate from study 306B and, accordingly, the size of the target patient population for Study 306B may not be of adequate size to show statistical significance for durability of effect, particularly given a potential modification in the primary endpoint of the study. As such, any requirement to modify the study’s primary endpoint or otherwise to provide greater statistical confidence may require us to add additional patients and/or investigator sites to the study, increasing both the cost and duration of the study. Even with additional patients we cannot provide assurance that the data collected from Study 306 will reach statistical significance or otherwise be sufficient to support FDA approval of Northera.

•

The FDA also raised some concern in the CRL regarding what they determined to be a disproportionately large favorable effect of one site on the outcome of Study 301. Although our analysis of Study 301 shows that consistent treatment effect is seen across the majority of participating sites and that results excluding the site mentioned would have been persuasive, we can provide no assurance that Study 306 will be successful in achieving a patient and investigator site enrollment diversity that will prove acceptable to the FDA.

If the results of Study 306, or another study, are not adequate to support a claim for Northera’s durability of effect, we might seek to obtain approval for Northera as an acute rather than a chronic treatment.

If the results of Study 306, or another study, are not adequate to support a claim for Northera’s durability of effect, we might seek to obtain approval for Northera as an acute rather than a chronic treatment. Under such circumstance, the label might indicate that sustained use of Northera is not recommended, significantly limiting the use of our drug on a chronic basis and, accordingly, limiting the market size and/or the price we might otherwise have charged for Northera. Moreover, the FDA might be unwilling to approve Northera on such a basis.

The FDA has suggested that if Northera is approved, its label might carry a black box warning.

While we were not able to engage in active labeling discussions with the FDA and certain sections will be subject to the completion and review of additional data submitted, the FDA made a preliminary recommendation that the label for Northera include a black box warning to alert patients and physicians about the potential risk of supine hypertension. However, the CRL also indicates that such a boxed warning could be reconsidered if suitable data demonstrating a lack of severe hypertension in a fully prone position versus the 30-degree head-up tilt, the standard of care and criteria used in our clinical program, were provided. We believe that use of the 30 degree head-up tilt was clinically appropriate and hope to be able to mitigate the need for a black box warning after further discussions with the agency although we cannot provide assurances that we will be successful. Alternatively, we might pursue a study of Northera’s effect on supine hypertension relative to placebo in a fully prone position. However, given that the 30-degree head-up tilt is the standard of care, such a study design may not meet the approval of investigators and/or ethics boards. Additionally, we might not be successful in demonstrating results that would support the removal of a black box warning. A black box warning might reduce market acceptance for Northera and limit its acceptance among insurance companies and other payers, which might limit the price we might otherwise be able to charge for Northera, impede our ability to obtain reimbursement from payers or negatively impact sales volume, each of which might have a material negative impact on our financial condition or results of operations.

The FDA recommended in the CRL that, if Northera is approved, its label might be limited with respect to symptomatic benefit and activities of daily living other than we had anticipated.

The FDA’s draft label cited in the CRL narrows our symptomatic benefits claim to emphasize improvements in dizziness, lightheadedness, feeling faint or “feeling like you might black out” as the clinical benefit associated with Northera treatment. While dizziness is generally accepted as the most important single symptom for Neurogenic OH, this proposed wording would restrict the ability of our sales force to discuss the impact of Northera on other symptoms of Neurogenic OH and activities of daily living despite statistically significant results demonstrated in our clinical trials, negatively impacting our potential sales volume and financial performance.

The delay in our Northera clinical and registration program may require additional financing.

Delays to our planned commercial launch of Northera may require us to pursue additional sources of capital in order to cover potential additional costs, particularly if additional clinical trials or modification to ongoing trials are required in order to satisfy the FDA’s requirements as cited in the CRL. In addition, costs to revive the Northera launch program, given the interruption created by the lack of approval and any requirements to make additional filings with the FDA, might prove to be significant. While we continue to explore out-licensing opportunities for Northera and for our antifolate program, we cannot provide assurances that we could be successful in negotiating any such agreement or that the terms of an out-licensing agreement would be adequate to meet our capital requirements.

We might be required to take delivery of and incur an obligation to pay for active pharmaceutical ingredient ordered to support production of commercial inventory of Northera prior to obtaining approval.

        In October 2011, we committed to the purchase of active pharmaceutical ingredient from a third party manufacturer to be used in the production of commercial inventory in preparation for the planned market launch of Northera in the United States. A small initial shipment of this material was delivered in the first quarter of 2012, generating costs of approximately $1.2 million. The remaining value of this obligation at March 31, 2012 is approximately $5.8 million. The remainder of this material must be shipped at any time chosen by us within a two-year period following the completion of its manufacture given the existing three-year shelf life of the drug substance, even if we are unable to obtain approval to market Northera in the United States, or elsewhere, during that timeframe. We may be able to extend this shipment period and the shelf-life of the active pharmaceutical ingredient by performing additional chemical testing of the drug substance. Further, if we take delivery of this drug substance during the agreed-upon timeframe, we could then initiate encapsulation of that material resulting in an additional three-year shelf life of the drug product from the date of encapsulation. Additionally, although it might be possible to reach an agreement allowing the manufacturer to utilize the drug substance in Japan where they have marketing approval, the approved formulation of the drug substance for the United States differs from the formulation approved in Japan and it is unclear whether the manufacturer would be willing or able to obtain the necessary regulatory approval for such a change.

As a result of the delays in the clinical and registration program for Northera, we cannot be assured that, should the FDA approve Northera, a launch would meet our expectations or otherwise prove successful.

In addition to the risks inherent to the launch of a drug in the United States as discussed more fully in our Form 10-K for the year ended December 31, 2011, the interruption of our launch initiatives may create additional hurdles. It may be necessary to adjust our staffing or take other actions in an effort to reduce expenses and conserve capital. Some of our recently hired employees, who brought significant industry expertise in supporting a planned launch, may choose to pursue opportunities elsewhere. This could significantly reduce the momentum we had achieved in 2011 and early 2012 in moving toward a commercial launch. Moreover, the receipt of the CRL might negatively impact our ability to successfully recruit candidates with the appropriate expertise for future positions that would be required to support the commercialization of Northera should we receive approval from the FDA. This might further delay a planned commercial launch should approval be obtained and/or potentially reduce the revenues we might otherwise have expected to achieve.

Although we intend to meet with the FDA to discuss the path forward for Northera, such a meeting may not adequately clarify the requirements for approval.

Although we have requested and intend to hold an end-of-review meeting with the FDA within 60 days of the date of the CRL to seek additional clarity regarding their expectations for the Northera program, we may not be able to get sufficient detail from the agency to allow us to more confidently outline a path to seek and obtain approval for Northera. While we hope to gain greater clarity for what might be needed in order to meet the FDA’s requirements, the FDA may be unwilling or unable to provide significantly more guidance than what was included in the CRL. Moreover, even with specific suggestions from the FDA, there can be no assurance that subsequent issues will not arise that could change the FDA’s perspective and expectations. Moreover, we cannot be assured that, even with an adequate level of clarity from the FDA, we will be able to timely complete any required clinical trials and generate data sufficient to support an approval.

The FDA indicated that additional bioequivalence work would be needed to support the approval of a 300mg dose for Northera.

The FDA indicated in the CRL that additional bioequivalence work would be required to support the approval of a 300mg dose of Northera. We had sought approval of a 300mg capsule to complement the availability of 100mg and 200mg capsules utilized in our clinical trials for Northera. While we continue to review our options with respect to this requirement and the possible timing of additional bioequivalence work, we can provide no assurances that we can successfully obtain approval of a 300mg dose even if we are successful in obtaining approval to market Northera in the United States. If we are unable to obtain approval of a 300mg capsule and launch, upon approval of Northera, with only 100mg and 200mg capsules available, patients using higher doses would be required to take additional capsules, potentially impacting compliance and persistence rates and negatively impacting sales.

We and certain of our executive officers have been named as defendants in recently initiated purported class action lawsuits that could result in substantial costs and divert management’s attention.

We, and certain of our executive officers, have been named as defendants in purported class action lawsuits that allege violations of federal securities laws related to various statements regarding our development of Northera for the treatment of symptomatic Neurogenic OH and the likelihood of FDA approval. We intend to engage in a vigorous defense of such litigation. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors and officers liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business. In addition, any settlement of the litigation could require payments that exceed the limits of our available directors and officers liability insurance, which could have a material adverse effect on our operating results or financial condition.

21

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

Chelsea Therapeutics International, Ltd.

Date: May 1, 2012	By:	/s/ J. Nick Riehle

J. Nick Riehle
Vice President, Administration and Chief Financial Officer