Form 10-Q
period 2012-06-30
Chelsea Therapeutics International, Ltd.
filed 2012-08-07
CIK 1333763

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number: 000-51462

__________________________

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

__________________________

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

As of August 6, 2012 there were 67,040,569 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2012	2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,823,594	$41,106,301
Short-term investments	-	4,500,000
Prepaid contract research and manufacturing	669,940	173,592
Other prepaid expenses and other current assets	651,162	793,521
Total current assets	42,144,696	46,573,414
Property and equipment, net	246,029	291,024
Other assets	-	38,267
	$42,390,725	$46,902,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,174,401	$4,866,356
Accrued compensation and related expenses	379,919	1,419,437
Accrued contract research and manufacturing	4,784,609	5,245,339
Other accrued expenses	1,384,949	1,706,763
Total current liabilities	8,723,878	13,237,895
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 67,040,569 and 62,034,146 shares issued and outstanding, respectively	6,704	6,203
Additional paid-in capital	240,417,146	216,984,108
Deficit accumulated during the development stage	(206,757,003)	(183,325,501)
Total stockholders' equity	33,666,847	33,664,810
	$42,390,725	$46,902,705

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					April 3, 2002
	For the three months ended June 30,		For the six months ended June 30,		(inception) to
	2012	2011	2012	2011	June 30, 2012

Operating expenses:
Research and development	$4,695,546	$10,681,032	$13,394,664	$22,139,974	$159,155,088
Sales and marketing	1,753,166	1,324,217	6,721,928	2,435,347	23,746,504
General and administrative	1,441,167	1,317,454	3,361,278	2,650,170	28,584,951
Total operating expenses	7,889,879	13,322,703	23,477,870	27,225,491	211,486,543

Operating loss	(7,889,879)	(13,322,703)	(23,477,870)	(27,225,491)	(211,486,543)
Interest income	17,594	51,316	46,368	85,898	4,987,887
Interest expense	-	-	-	-	(258,348)

Net loss	$(7,872,285)	$(13,271,387)	$(23,431,502)	$(27,139,593)	$(206,757,004)

Net loss per basic and diluted share of common stock	$(0.12)	$(0.21)	$(0.35)	$(0.46)

Weighted average number of basic and diluted common shares outstanding	67,040,569	61,847,065	66,734,874	58,373,101

 See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS' EQUITY

(unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stock-
	Common stock		paid-in	development	holders'
	Shares	Amount	capital	stage	equity
Balance at January 1, 2012	62,034,146	$6,203	$216,984,108	$(183,325,501)	$33,664,810

Stock-based compensation	-	-	1,281,688	-	1,281,688

Sale and issuance of common stock in January 2012 at approximately $4.44 per share, net of issuance costs	4,989,275	499	22,151,352	-	22,151,851

Common stock issued in 2012 at par, pursuant to net-share (cashless) exercises of common stock warrants	17,148	2	(2)	-	-

Net loss	-	-	-	(23,431,502)	(23,431,502)

Balance at June 30, 2012	67,040,569	$6,704	$240,417,146	$(206,757,003)	$33,666,847

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			April 3, 2002
	For the six months ended June 30,		(inception) to
	2012	2011	June 30, 2012
Operating activities:
Net loss	$(23,431,502)	$(27,139,593)	$(206,757,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,281,688	1,347,002	10,272,344
Depreciation and amortization	68,115	59,644	490,094
Stock issued for license agreement	-	-	575,023
Non-cash interest expense	-	-	34,020
Gain on disposition of assets	-	-	(2,208)
Fair value of warrants for finder's agreement	-	-	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(353,989)	(275,829)	(1,321,102)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(3,474,498)	(106,626)	8,343,962
Accrued compensation and related expenses	(1,039,518)	(397,026)	379,919
Net cash used in operating activities	(26,949,704)	(26,512,428)	(187,551,202)

Investing activities:
Acquisitions of property and equipment	(23,121)	(140,516)	(737,594)
Proceeds from sale of assets	-	-	3,677
Purchases of short-term investments	-	(61,145,219)	(115,143,906)
Redemptions and sales of short-term investments	4,500,000	5,000,000	115,143,906
Security deposits	38,267	-	-
Net cash provided by (used in) investing activities	4,515,146	(56,285,735)	(733,917)

Financing activities:
Proceeds from borrowings from affiliate	-	-	1,745,000
Proceeds from exercise of stock options	-	-	80,729
Proceeds from exercise of common stock warrants	-	8,372,465	9,054,546
Recapitalization of the Company	-	-	(400,000)
Proceeds from sales of equity securities, net of issuance costs	22,151,851	37,726,539	218,550,016
Receipt of recovery of short-swing profits	-	73,103	73,797
Receipt of cash for stock subscription receivable	-	-	4,625
Net cash provided by financing activities	22,151,851	46,172,107	229,108,713

Net (decrease) increase in cash and cash equivalents	(282,707)	(36,626,056)	40,823,594
Cash and cash equivalents, beginning of period	41,106,301	47,593,055	-
Cash and cash equivalents, end of period	$40,823,594	$10,966,999	$40,823,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$224,328

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

In conjunction with the merger and recapitalization of the Company effective February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700. As of June 30, 2012, all of these warrants had been exercised.

In February 2006, in conjunction with and as compensation for activities related to the February 2006 sale of equity securities, the Company issued warrants to purchase 716,666 shares of its common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000. Of these, warrants for the purchase of 486,766 shares remain unexercised and outstanding as of June 30, 2012 and, if they remain unexercised, will expire in February 2013.

In May 2006, in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007 of $433,750. As of June 30, 2012, all of these warrants remain unexercised and outstanding and are scheduled to expire in May 2013.

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Specifically, the Company is focusing its efforts on obtaining market approval in the United States for Northera™ (droxidopa), a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine-β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. The Company is also evaluating the potential therapeutic applications of droxidopa in reducing the frequency of falls in patients with Neurogenic OH associated with PD as well as other potentially norepinephrine related conditions and diseases including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder. In addition, the Company has been developing a portfolio of metabolically inert antifolates for the treatment of rheumatoid arthritis that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 7, 2012 and available on the website (www.sec.gov) of the United States Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(Unaudited)

During the first quarter of 2012, the Company was focused on preparations for the potential commercial launch of Northera™ (droxidopa) in the United States in anticipation of FDA approval. However, on March 28, 2012, the Company announced that the FDA had issued a Complete Response Letter, or a CRL, regarding its Northera New Drug Application, or NDA, filed in September 2011, for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure (PD, MSA and PAF), DBH deficiency and non-diabetic autonomic neuropathy. The CRL included a request by the FDA that the Company submit data from an additional positive study to support efficacy along with a recommendation that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. Notably, the CRL did not identify any outstanding safety concerns. In addition, the FDA provided draft recommendations to several sections of the draft labeling submitted for Northera, including a preliminary recommendation to include a black box warning related to supine hypertension. However, the letter indicated that such a boxed warning could be reconsidered if suitable data demonstrating a lack of severe hypertension in a fully prone position were provided.

In May 2012, the Company completed an End-of-Review Meeting, or EOR, with the FDA to review the CRL and more fully understand the FDA’s concerns regarding the Northera NDA. In preparation for this meeting, the Company prepared an information package, including a proposal for utilizing data from its then ongoing Study 306B to support the Northera NDA that called for a change in the primary endpoint of Study 306B to the orthostatic hypotension symptom assessment, or OHSA, item #1 score (dizziness, lightheadedness, feeling faint or “feeling like you might black out”) at visit 4 (one-week post titration) and a recommendation to increase the number of patients targeted for enrollment in the study to approximately 200. Based on feedback received during the EOR, the Company submitted a revised protocol for Study 306B, proposing a change in the primary endpoint of Study 306B to OHSA, item #1 at visit 5 (two-weeks post titration) and blinding documentation for FDA review.

Also, given the concerns raised by the FDA regarding results from the highest enrolling site in Study 301, the Company agreed to submit all source documentation from all patients at the site as well as all information pertaining to two post-study independent site visits, neither of which found any significant errors in the conduct of the trial. These findings are in keeping with the official FDA site audit conducted during the review of the Northera NDA. The Company has also initiated further inquiries into the data and conduct of this center and the FDA has agreed to further review this data upon receipt. Should the FDA decide to disregard the results of this site, the results of Study 301 would not be statistically significant and the study may not be deemed positive.

In June 2012, the Company received the written response from the FDA to its proposal to modify and utilize data from its then ongoing Study 306B. In its response, the FDA advised that, based on the theoretical potential for certain patients enrolled in Study 306B to have been unblinded in conjunction with the reporting of Study 306A data, the FDA was not confident that this information did not influence an amendment of the statistical analysis plan, and therefore believes Study 306B is unlikely to provide sufficient confirmatory evidence to support the Northera NDA. The FDA further recommended that the Company “design and conduct an additional trial to demonstrate that droxidopa has a significant and persistent effect” on symptoms of Neurogenic OH. The FDA did not provide feedback or express any concerns regarding the Company’s proposal to assess efficacy two-weeks post titration using OHSA item #1 (dizziness) nor did the FDA provide further guidance regarding the duration of clinical efficacy data needed to support a “persistent effect.”

In addition to droxidopa, the Company has devoted resources to the development of a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically-inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051.

In May 2012, the Company announced the top-line results of its completed multinational, 12-week, double-blind Phase II trial of CH-4051 in patients with rheumatoid arthritis, designed to compare the efficacy and tolerability of CH-4051 against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. This Phase II trial was conducted in 244 patients with rheumatoid arthritis who experience an inadequate response to methotrexate treatment. Results of this trial indicated that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. CH-4051 was found to be safe and well-tolerated in the study, with no dose-limiting toxicities or clear differences in the overall adverse event rate between methotrexate and the CH-4051 treatment groups. While management believes that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, the Company determined that current resources would be better allocated toward the planned completion of the Northera development program in Neurogenic OH. As such, there are no immediate plans to continue the development of CH-4051.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(Unaudited)

The Company has sustained operating losses since its inception and expects that such losses could continue for the foreseeable future. The Company’s continued operation depends on its ability to raise funds through various potential sources, such strategic alliances including out-licensing, equity financing or debt financing.  Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations.

Given the reduced expenses expected to result from the Company’s restructuring initiative announced in July 2012, management believes that capital resources available at June 30, 2012 will be sufficient to meet the operating needs of the Company into the fourth quarter of 2013. While this assumes estimated costs of planned clinical activity in 2013, additional clinical and or regulatory activities that might arise could adversely impact the forecast.

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

On June 30, 2012, the Company held no short-term investments. At December 31, 2011, the Company held short-term investments of $4.5 million, consisting of an investment in a certificate of deposit, or CD, with a maturity of 26-weeks as of the date of purchase. This investment was purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments are made through a single CDARS Network member and when a large deposit is made, that institution uses the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard Federal Deposit Insurance Corporation, or FDIC, insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. During the six months ended June 30, 2012, this short-term investment matured and was fully redeemed.

NOTE 3	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. At June 30, 2012, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $40.8 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(Unaudited)

Note 4	Stock-Based Compensation

The Company has a stock incentive plan, as amended (the “Plan”). During the quarter ended June 30, 2012 the stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan by 3,000,000 shares, from 7,400,000 shares to 10,400,000 shares. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three and six months ended June 30, 2012 and 2011, the Company granted stock options to employees and non-employee directors as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Options granted during period	n/a	10,000	1,309,000	1,018,000
Weighted average exercise price	n/a	$5.12	$4.60	$7.30
Weighted average grant date fair value	n/a	$3.54	$3.09	$4.85

Each option granted to employees and non-employee directors during the three and six months ended June 30, 2012 and 2011 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan. Effective June 5, 2012, the Plan was amended to modify Section 5.2, removing a sentence that could be interpreted as allowing repricing of options issued under the Plan.

The fair value of each option award made to employees and directors was estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model. As of January 1, 2011, the Company began relying exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility given that, as of that date, there exists sufficient trading history to be able to determine historical volatility. The Company plans to continue to analyze the expected stock price volatility, as well as other assumptions utilized in the calculations, at each grant date as more historical data becomes available. Also as of January 1, 2011, taking into consideration hiring completed and planned by the Company and the potential impact of forfeitures given the roles of these newly filled positions, the Company estimated a forfeiture rate of 3%. Given the events during the quarter ended June 30, 2012 (see Note 1) and the corporate restructuring announced on July 10, 2012 (see Note 9) that have negatively impacted the Company’s staffing levels, the estimated forfeiture rate was changed, as of June 29, 2012, to 24%, and the impact of this change in estimate has been recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter. The Company intends to continue closely monitoring its estimated forfeiture rate and may be required to made additional adjustments in future periods. Due to the limited amount of historical data available to the Company, particularly with respect to employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions.

The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	n/a	1.47%	0.78%	1.97%
Expected life of options	n/a	5 years	5 years	5 years
Expected dividend yield	n/a	0%	0%	0%
Expected rate of forfeiture	n/a	3%	24%	3%
Weighted average expected volatility	n/a	89.06%	85.97%	87.61%

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(Unaudited)

The table below summarizes the compensation expense recorded by the Company for the three and six months ended June 30, 2012 and 2011 in conjunction with option grants made to employees and non-employee directors:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense recorded during period	$453,605	$663,310	$1,281,688	$1,347,002
Total unrecognized compensation expense remaining	$8,481,563	$6,623,521	$8,481,563	$6,623,521
Remaining average recognition period (in years)	2.5	2.4	2.5	2.4

The table below summarizes options outstanding, options vested and aggregate intrinsic value as of June 30, 2012:

As of
June 30, 2012
Options outstanding under the plan:
Total options outstanding	7,034,930
Weighted average remaining contractual life (in years)	6.57
Weighted average exercise price per share	$4.37
Aggregate intrinsic value of in-the-money options outstanding	$151,021
Aggregate intrinsic value of in-the-money options outstanding and vested	$151,021

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of June 30, 2012 and only include those awards that have an exercise price below the quoted closing price, or in-the-money options.

During the three and six months ended June 30, 2012 and 2011, no options were exercised. During the three and six months ended June 30, 2012, unvested options for 66,500 and 86,500 shares, respectively, were forfeited by employees that resigned during those periods.

Note 5	LOSS per share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2012 and 2011 upon exercise or conversion that were not included in the computation of net loss per share totaled 9,058,460 and 8,921,480 shares, respectively.

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

AS OF JUNE 30, 2012

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

On January 11, 2012, the Company raised gross proceeds of approximately $23.7 million through the sale of 4,989,275 shares of its common stock in a publicly-marketed offering. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.5 million, resulting in net proceeds to the Company of approximately $22.2 million. These shares were offered pursuant to the Company’s 2011 shelf registration statement, as amended effective January 5, 2012 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, filed with the SEC under which the Company may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $63,950,000. Such registration statement became effective as of January 19, 2011. Upon completion of this offering, there were no securities remaining under the 2011 shelf.

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

License Agreements

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by the Company as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. In September 2010, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. The Company is obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. There are no minimum royalties required under the agreement. The Company is also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones. Based on the Company’s development plans for compounds licensed under this agreement, approximately $1.5 million of payments could become due if specific milestones are achieved, subject to the Company’s right to terminate the license agreement. In addition, should the Company enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(Unaudited)

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study. In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA and has remaining potential future milestone payments, subject to the Company’s right to terminate the DSP Agreement, totaling $2.5 million. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. At June 30, 2012, these activities had been completed by DSP and, as of that date, the Company had recorded cumulative expense of approximately $3.1 million.

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

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities as contracted at June 30, 2012. However, should a need arise to cancel these contracted activities, there might be cancellation fees that could be punitive in nature.

In April 2011, the Company committed to the purchase of active pharmaceutical ingredient, or API, from a third party, under the terms of an executed supply agreement, as amended, or the “Supply Agreement”, to be used in the production of commercial inventory in preparation for the planned 2012 market launch of Northera in the United States. This scale-up and commercial production of pre-launch inventories involved the risk that the Company’s product might not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. This risk notwithstanding, the Company initiated such activities with its primary supplier of active pharmaceutical ingredient of Northera in December 2010 and received a product shipment of approximately $1.2 million during the six months ended June 30, 2012. In addition, the Company incurred expenses for validation activities related to this API of approximately $3.8 million during the six months ended June 30, 2011. Until final approval to market any of the Company’s product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(Unaudited)

The purchase commitment made in April 2011 had an initial value of approximately $6.6 million using exchange rates in effect at that date. Given the shipment and receipt of a small portion of this material in February 2012, the value of the remaining obligation is approximately $5.7 million as of June 30, 2012, using exchange rates as of that date. Per the terms of the Supply Agreement, the Company must complete the purchase of the remainder of this material no later than two years from the date the manufacturing process is completed, or September 2013. Based on the current timeline for seeking approval to market Northera in the United States from the FDA, the Company anticipates the remaining material under this purchase commitment would be received prior to marketing approval and, at that time, the cost of the remaining material would be recorded as research and development cost.

Other Contractual Obligations

During 2011 and early 2012, the Company contracted with various third parties to facilitate, coordinate and perform agreed upon commercialization support activities in anticipation of FDA approval to launch Northera in the United States. These contracts typically called for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. During the second quarter, the Company was successful in curtailing these activities and cancelling the associated contracts given the receipt of the CRL on March 28, 2012. The Company did incur cancellation penalties on a small portion of these contracts but such penalties were not significant and did not impact the Company’s financial position.

Business activities that were being performed under these contracts included, but were not limited to, market research, marketing and advertising planning and development, contracted medical science liaison professionals, sales territory mapping, publication planning, sales force recruiting, sales operations support and planning, messaging and website development and information technology support and planning.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s development of Northera for the treatment of neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On May 4, 2012, an Order was entered consolidating these three lawsuits. Motions for appointment as lead plaintiff have been filed and briefed and those motions are currently pending before the court.  Once a lead plaintiff has been appointed, the Company expects that a consolidated amended complaint will subsequently be filed.  The Company and its officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to Chelsea in connection with various statements related to the Company’s development of Northera for the treatment of neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that the Company and its officers anticipate filing in response to the consolidated amended complaint to be filed in the class action.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(Unaudited)

Note 9	SUBSEQUENT EVENTS

Corporate Restructuring

In July 2012, the Company, at the direction of its Board of Directors, initiated a corporate restructuring under which the number of employees would be significantly reduced, retaining only those employees necessary to pursue the marketing approval for Northera in the United States. This reduction in force primarily, but not exclusively, impacted those positions that had been filled in 2011 and 2012 to support the planned commercialization of Northera in the United States. In addition, the Company’s Chief Executive Officer, or CEO, and its Vice President of Sales and Marketing have left the Company. The Company’s Vice President of Operations was appointed interim President and CEO as the Board evaluates candidates for that position. At the Board level, the Chairman of the Board stepped down, but remains a director while another existing director assumed the role of Chairman. The former CEO and two additional directors have also resigned from the Board.

As a result of the significant headcount reduction and given the anticipated increased workloads for those employees and directors that remain with the Company, the costs savings initiatives announced on June 7, 2012 involving a 25% reduction in pay for all corporate executive officers and a similar reduction in directors’ fees has been terminated. Nearly all of the non-officers who were to have transitioned to part-time employment pursuant to that costs savings initiative have been terminated as part of the reduction in force. Those non-officers remaining with the Company that were to have transitioned to reduced schedules have been reinstated as full-time employees. The previously announced suspension of 2012 performance bonuses for all employees remains in effect.

The Company plans to record restructuring charges associated with these actions of approximately $2 million in the third quarter of 2012, related primarily to employee severance payments. Other than payments to be made to its former CEO over a two-year period per the terms of his employment contract, the Company expects the majority of these amounts to be paid in the third quarter of 2012.

As a component of his departure, the Company accelerated the vesting of all unvested options that had been previously granted to its former CEO and extended the period in which those options could be exercised from 90 days from the date of termination to two years from that date. For the directors that resigned from the Board, the Company extended the period in which their options can be exercised from 180 days from the date of separation to one year from that date. Given that all of these options are deep out of the money as of the dates of the modifications, the impact of these option modifications is not expected to generate significant compensation expense nor will the expense associated with these modifications impact the financial position of the Company.

To assist in retention, the Board granted the remaining executive officers options for the purchase of an aggregate of 350,000 shares of the common stock of the Company on July 9, 2012. These options had an exercise price of $1.24 per share and a fair value of approximately $0.3 million, or approximately $0.89 per share. On July 23 and July 30, 2012, additional options were issued to the remaining members of the Board of Directors for the purchase of an aggregate of 157,500 shares of the common stock of the Company at a weighted-average exercise price of $1.14 per share and a weighted-average fair value of approximately $0.1 million, or approximately $0.78 per share.

Finally, the Company is undertaking an analysis of its space needs in light of the announced reduction in force. The Company’s headquarters currently occupies 13,979 square feet under a lease agreement, including expansion space accepted in March 2011, that calls for monthly payments of approximately $29,000 and that expires in March 2016. The Company has not yet determined what, if any, steps could be taken regarding this obligation or quantified the effects of any such actions.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Item 1A. Part 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and under “Part II. Item 1A. Risk Factors” of this report.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved alternatives to current methods of treatment. Specifically, we are developing Northera™ (droxidopa), a novel therapeutic agent, for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine-β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. We are also evaluating the potential therapeutic applications of droxidopa in reducing the frequency of falls in patients with Neurogenic OH associated with PD as well as other potentially norepinephrine related conditions and diseases including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder. In addition, we have a portfolio of metabolically inert antifolates that we have studied as a potential treatment of rheumatoid arthritis and that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

Northera, our most advanced investigational product candidate, is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic Neurogenic OH. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in MSA (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. During 2007, the U. S. Food and Drug Administration, or FDA, granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of patients with PAF and patients with MSA.

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

On March 28, 2012, we announced that the FDA had issued a Complete Response Letter, or a CRL, regarding our Northera NDA. The CRL included a request by the FDA that we submit data from an additional positive study to support efficacy along with a recommendation that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. Notably, given the emphasis on safety in the briefing document released by the FDA prior to the advisory committee meeting in February 2012, the CRL did not identify any outstanding safety concerns. The FDA also noted in the CRL that they did not currently anticipate the need for a Risk Evaluation and Mitigation Strategy, or REMS, program.

In addition to the clinical requests, the FDA indicated that additional bioequivalence work would be needed to support the approval of a 300mg capsule that we were considering making commercially available to complement availability of 100mg and 200mg capsules utilized in our clinical program.

While we were not able to engage in active labeling discussions with the FDA and certain sections will be subject to the completion and review of additional data submitted, the FDA did provide draft recommendations to several sections of the draft labeling submitted for Northera. Most notable was the narrowing of the symptomatic benefits claim to emphasize dizziness, lightheadedness, feeling faint or "feeling like you might black out" as the clinical benefit associated with Northera treatment. Further, the FDA, at that time, made a preliminary recommendation to include a black box warning related to supine hypertension. However, the CRL indicates that such a boxed warning could be reconsidered if suitable data demonstrating a lack of severe hypertension in a fully prone position versus the 30-degree head-up tilt, the standard of care and criteria used in our clinical program, were provided. Given the relative lack of severe supine hypertension compared to placebo seen in our trials using the standard of care, we would expect to see a similar lack of severe hypertension compared to placebo in a fully prone position.

In May 2012, we completed an End-of-Review Meeting, or EOR, with the FDA to review the CRL and more fully understand the FDA’s concerns regarding the Northera NDA. In preparation for this meeting, we prepared an information package, including a proposal for utilizing data from our then ongoing Study 306B to support the NDA for Northera that called for a change in the primary endpoint of Study 306B to the orthostatic hypotension symptom assessment, or OHSA, item #1 score (dizziness, lightheadedness, feeling faint or “feeling like you might black out”) at visit 4 (one-week post titration) and a recommendation to increase the number of patients targeted for enrollment in the study to approximately 200. Based on feedback received during the EOR, we submitted a revised protocol for Study 306B proposing changing the endpoint to OHSA, item #1 at visit 5 (two-weeks post-titration) and blinding documentation for FDA review.

Also, given the concerns raised by the FDA regarding results from the highest enrolling site in Study 301, we agreed to submit all source documentation from all patients at the site as well as all information pertaining to two post-study independent site visits, neither of which found any significant errors in the conduct of the trial. These findings are in keeping with the official FDA site audit conducted during the review of the Northera NDA. We have also initiated further inquiries into the data and conduct of this center and the FDA has agreed to further review this data upon receipt. Should the FDA decide to disregard the results of this site, the results of Study 301 would not be statistically significant and the study may not be deemed positive.

In June 2012, we received the written response from the FDA to our proposal to modify and utilize data from the then ongoing Study 306B. In its response, the FDA advised that, based on the theoretical potential for certain patients enrolled in Study 306B to have been unblinded in conjunction with the reporting of Study 306A data, the FDA was not confident that this information did not influence an amendment of the statistical analysis plan, and therefore believes Study 306B is unlikely to provide sufficient confirmatory evidence to support the NDA. The FDA further recommended that we “design and conduct an additional trial to demonstrate that droxidopa has a significant and persistent effect” on symptoms of Neurogenic OH. The FDA did not provide feedback or express any concerns regarding our proposal to assess efficacy two-weeks post titration using OHSA item #1 (dizziness) nor did the FDA provide further guidance regarding the duration of clinical efficacy data needed to support a “persistent effect.”

Upon review of anecdotal evidence in the adverse events reported in Study 301 and Study 302 suggesting that Northera treatment was associated with fewer falls, we decided to prospectively assess this benefit as a secondary efficacy parameter in Study 306, a Phase III trial initiated in 2010. Since Study 306 was originally intended to support our registration of Northera for the treatment of Neurogenic OH, the primary endpoint for Study 306 was the relative mean change in the Orthostatic Hypotension Questionnaire, or OHQ, composite between treatment and placebo arms. In February 2011, we modified Study 306 following a determination of futility at the planned interim analysis of the study’s primary endpoint. A subsequent unblinded review of multiple, secondary outcome measures showed an approximate 60% reduction in patient reported falls and supportive signs of therapeutic activity associated with Northera in the first 51 patients to complete Study 306. We separated Study 306 such that the first 51 patients evaluated in the unblinded interim analysis were considered Part A (Study 306A) while an additional 160 patients, including the 62 patients enrolled in the study at the time of the interim analysis but not unblinded as part of that analysis, would form the basis for Part B (Study 306B). Based on the analysis of the unblinded interim data from Study 306A, we also modified the primary endpoint of Study 306B to be the reduction in the rate of falls per patient, per week in patients with Neurogenic OH associated with PD. Upon receipt of the Advice Letter indicating that data from Study 306B was unlikely to support resubmission of our Northera NDA on the basis of FDA’s blinding concerns, we announced that we planned to stop patient enrollment in Study 306B in July 2012. As a result, we estimate data from Study 306B will be available by the end of 2012.

We did not seek a falls claim at the time we filed the NDA for approval of Northera for the treatment of symptomatic Neurogenic OH, but we intend to continue an ongoing clinical evaluation of the effects of Northera in reducing the number of falls in patients with Neurogenic OH associated with PD, including additional clinical trials as necessary and when resources permit, with the intent of pursuing label expansion opportunities for Northera.

In addition to droxidopa, we have devoted resources to the development of a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically-inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051.

In May 2012, we announced the top-line results of our completed multinational, 12-week, double-blind Phase II trial of CH-4051 in patients with rheumatoid arthritis, designed to compare the efficacy and tolerability of CH-4051 against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. This Phase II trial was conducted in 244 patients with rheumatoid arthritis who experience an inadequate response to methotrexate treatment. Results of this trial indicated that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. CH-4051 was found to be safe and well-tolerated in the study, with no dose-limiting toxicities or clear differences in the overall adverse event rate between methotrexate and the CH-4051 treatment groups. While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we decided that current resources would be better allocated toward the completion of our Northera development program in Neurogenic OH. As such, there are no immediate plans to continue the development of CH-4051.

Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio. We currently have no work underway related to this portfolio.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies and undertaking preclinical and clinical trials of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates although we could potentially generate revenue by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process and the process for obtaining approval to market a product in the United States or elsewhere is complex and subject to numerous regulatory hurdles. As we recently experienced, we might encounter unforeseen efficacy or safety issues with our clinical trials, experience delays in our estimated timeframes for obtaining marketing approval of our currently licensed product candidates or experience other delays. Based upon the receipt of the CRL in March 2012 and subsequent correspondence from the FDA, we would not currently anticipate being able to submit a revised NDA for Northera until, at the earliest, 2013 but it is more likely that a revised NDA would be submitted subsequent to that, depending on the design and duration of additional clinical trials. Currently, development expenses are being funded with proceeds from prior equity financings and, to a much lesser extent, through the prior issuance of our common stock pursuant to option or warrant exercises. We completed equity financings in December 2004, February 2006, March 2007, November 2007, July 2009, March 2010, October 2010, February 2011 and January 2012. In addition, we received additional proceeds under a controlled equity offering for sales made during September 2010. To the extent we move Northera into additional clinical trials, our need to finance operating costs will continue. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products (see “Liquidity and Capital Resources”).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed on March 7, 2012. The following accounting policies are critical in fully understanding and evaluating our reported financial results.

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

Accounting for Stock-Based Compensation. We account for our stock options and warrants utilizing a fair value based method of accounting. In determining the fair value of the equity instrument, we consider, among other factors, (i) the risk-free interest rate, (ii) the expected life of the options granted, (iii) the anticipated dividend yield, (iv) the estimated future volatility of the underlying shares and (v) anticipated future forfeitures. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our awards. We estimate the expected life of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted. The expected dividends reflect our current and expected future policy for dividends on our common stock. To determine the expected stock price volatility for our stock options, we analyze the historical volatility of our stock price to determine an appropriate volatility factor. We plan to continue to analyze the expected stock price volatility, as well as other assumptions utilized in the calculations, at each grant date as more historical data becomes available. Based upon the recently announced corporate restructuring and the related reduction in force, we estimated that our rate of anticipated forfeitures for the six months ended June 30, 2012 was approximately 24%. Historically, given our low historical rate of attrition and the senior nature of the roles for a significant portion of our employees, we had estimated that our rate of anticipated future forfeitures would be 3% or less. We intend to closely monitor this estimated rate of future forfeitures and anticipate a reduction in that rate during the second six months of 2012 upon completion of the reduction in force. Our results of operations include non-cash compensation expense as a result of the issuance of stock option grants that are valued using this method. We expect to record additional non-cash compensation expense in the future, which might be significant. Due to the limited amount of historical data available to us, particularly with respect to employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Results of Operations

Three Months Ended June 30, 2012 and 2011

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three	For the three
	months ended	months ended	$
	June 30,	June 30,	Increase/	%
	2012	2011	(Decrease)	Change
Research and development expense	$4,695,546	$10,681,032	$(5,985,486)	-56%
Sales and marketing expense	1,753,166	1,324,217	428,949	32%
General and administrative expense	1,441,167	1,317,454	123,713	9%
Interest income	17,594	51,316	(33,722)	-66%

Research and development expenses. During the second quarter of 2012, we continued to incur costs for Study 306B and our open-label extension study, Study 304. We also had continuing expenses during the period for the Phase II trial of our antifolate, CH-4051, in rheumatoid arthritis and incurred costs supporting preparation for the Northera EOR meeting held with the FDA in May 2012. Specifically, expenses for the second quarter of 2012 included approximately $0.5 million of direct study costs for Study 306, $0.4 million for extension studies and $0.9 million of direct study costs related to the final activities for our completed Phase II trial of CH-4051. Additionally, we incurred costs during the period related to medical affairs activities, including a team of medical science liaison professionals, hired on a contract basis, generating period costs of $0.4 million. During 2011, primary expenditures were associated with manufacturing and process validation for commercial drug product, Phase III Neurogenic OH studies, Neurogenic OH extension studies, Neurogenic OH QTc study, Phase II trial of CH-4051, Phase II trial of droxidopa in fibromyalgia and costs related to the preparation and filing of our NDA for Northera. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 60% for 2012 and 80% for 2011.

From inception through June 30, 2012, cumulative research and development expenses related to our major research and development projects were approximately $159.2 million and are detailed as follows:

					Inception
(in thousands)	For the quarter ended		For the six months ended		through June 30,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012
Antifolates	$1,500	$2,000	$4,000	$4,200	$43,500
Droxidopa	3,200	8,700	9,400	17,900	113,200
I-3D	-	-	-	-	2,500
	$4,700	$10,700	$13,400	$22,100	$159,200

Droxidopa. From inception through June 30, 2012, we had spent approximately $113.2 million in research and development expenses on droxidopa. Research and development costs for the Northera Neurogenic OH core program include our Phase III trial, Study 306B, our access and safety program, Study 304, regulatory activity to support our NDA filing, advisory committee meeting and EOR meeting; and commercial supply purchases and related drug manufacture. Additional droxidopa-related clinical research and development costs during the remainder of 2012 are estimated at $4.1 million and include Study 306B and our access and safety program for Neurogenic OH patients. Currently, we can provide no guidance around the costs of required new trials, if any, which may be necessary for the advancement of our Northera NDA as the design of such a trial, or trials, has not been determined.

Antifolates. From inception through June 30, 2012, we had spent approximately $43.5 million in research and development expenses on our portfolio of antifolates. In May 2012, we announced the top-line results of our completed Phase II trial of CH-4051 in patients with rheumatoid arthritis. Results of this trial indicated that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the completion of our Northera development program in Neurogenic OH. As such, there are no immediate plans to continue the development of CH-4051.

I-3D Portfolio. From inception through June 30, 2012, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Although we had no formalized selling activities, during the quarter ended June 30, 2012, sales and marketing expenses increased when compared to the quarter ended June 30, 2011. During the first quarter of 2012, we spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a planned 2012 commercial launch. During the second quarter of 2012, the majority of costs were related to bringing such activities to a close, cancelling related vendor contracts and finalizing projects that were in progress upon receipt of the CRL in March 2012. Such activities included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations. Although we were in the process of discontinuing these activities during the second quarter of 2012, spending was still at increased levels when compared to 2011. We also had increases in travel costs and legal expenses related to our intellectual property. During 2011, primary expenditures were related to compensation and related expenses, conference sponsorships, market research expenses and legal expenses related to our intellectual property.

General and administrative expenses. During 2012, general and administrative expenses increased by approximately $0.1 million when compared to 2011. Contributing to this was an increase of $0.3 million in legal costs, primarily related to shareholder lawsuits filed during the period. In addition, there were small increases in business insurance costs, consulting fees and the costs of proxy solicitation, offset by decreases in stock compensation expense, bonus expense and audit and tax fees.

Interest income and interest expense. At June 30, 2012, we had cash and cash equivalents of $40.8 million. The decrease in interest income is primarily related to continued softness in the interest rate market in the United States.

Six Months Ended June 30, 2012 and 2011

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the six	For the six
	months ended	months ended	$
	June 30,	June 30,	Increase/	%
	2012	2011	(Decrease)	Change
Research and development expense	$13,394,664	$22,139,974	$(8,745,310)	-40%
Sales and marketing expense	6,721,928	2,435,347	4,286,581	176%
General and administrative expense	3,361,278	2,650,170	711,108	27%
Interest income	46,368	85,898	(39,530)	-46%

Research and development expenses. During the first six months of 2012, we continued to incur costs for Study 306B and our open-label extension study, Study 304 and had continuing expenses for our now completed Phase II trial of CH-4051 in rheumatoid arthritis. We also incurred costs of approximately $0.2 million to support the preparation for the FDA requested meeting of the CRDAC held in February 2012 and our EOR meeting with the FDA, held in May 2012. Specifically, expenses for the six months of 2012 included approximately $2.5 million of direct study costs related to our recently completed Phase II trial of CH-4051 and $2.4 million for Study 306B and our extension studies for Northera. Additionally, we incurred costs during the period related to medical affairs activities, including a team of medical science liaison professionals, hired on a contract basis, generating period costs of $0.8 million. We also incurred approximately $1.8 million of expenses for the purchase of active pharmaceutical ingredient in January 2012 to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material. During 2011, primary expenditures were associated with the manufacturing of and process validation for commercial drug product, our Northera QTc study, our Phase III and extension studies for Neurogenic OH, our Phase II trial of droxidopa in fibromyalgia, our Phase II trial of CH-4051, medical affairs activities including medical science liaison contractors and the costs of manufacturing, packaging and labeling clinical trial material for these trials. As a percentage of operating expenses, research and development costs were 57% for 2012 and 81% for 2011.

Sales and marketing expenses. Although we had no formalized selling activities, during the six months ended June 30, 2012, sales and marketing expenses increased significantly when compared to the same period of 2011. During the first quarter of 2012, we spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a 2012 commercial launch. During the second quarter of 2012, the majority of costs were related to bringing such activities to a close, cancelling related vendor contracts and finalizing projects that were in progress upon receipt of the CRL in March 2012. Such activities included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations. We also had increases in compensation and related expenses, recruiting costs, travel costs and legal expenses related to our intellectual property. During 2011, primary expenditures were related to compensation and related expenses, travel costs, promotional costs that include conference sponsorships, market research costs, advertising and public relations planning costs and legal expenses related to our intellectual property.

General and administrative expenses. During 2012, general and administrative expenses increased by approximately $0.7 million when compared to 2011. Contributing to this increase were increases in legal fees associated with shareholder lawsuits filed during the period, compensation and related costs, rent expense related to the expansion of our headquarters office space, travel, insurance, consulting fees, proxy solicitation expenses and bank fees.

Interest income and interest expense. At June 30, 2012, we had cash and cash equivalents of $40.8 million. The decrease in interest income is primarily related to continued softness in the interest rate market in the United States.

Liquidity and Capital Resources

From inception to June 30, 2012, we have incurred an aggregate net loss of approximately $206.8 million as a result of expenses similar in nature to those described above.

As of June 30, 2012, we had working capital of approximately $33.4 million including cash and cash equivalents of approximately $40.8 million and liabilities of $8.7 million. We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

On February 8, 2012 we filed, with the Securities and Exchange Commission, or SEC, an amendment to our shelf registration statement on Form S-3 that was originally filed on January 26, 2012, under which we may offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. Such registration statement, as amended, became effective as of February 9, 2012.

In January 2012, we raised gross proceeds of approximately $23.7 million through the sale of 4,989,275 shares of our common stock in a publicly-marketed offering. These shares were offered pursuant to our shelf registration statement, amended pursuant to Rule 462(b), as filed with the SEC, under which we could offer shares of common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $63,950,000. The registration statement, as amended, became effective as of January 19, 2011. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.5 million, resulting in net proceeds of approximately $22.2 million. There are no more securities available under this registration statement.

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

During 2011, we also held short-term investments in certificates of deposit, or CDs, with maturities of 26-weeks or less as of the date of purchase. These investments were purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments are made through a single CDARS Network member and when a large deposit is made, that institution uses the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard Federal Deposit Insurance Corporation, or FDIC, insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. During 2012, the last of these short-term investments in CDs matured and was fully redeemed.

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our efforts to secure opportunities for possible strategic alliances.

Given the reduced expenses that are expected to result from our recently announced restructuring initiative, we believe that capital resources available at June 30, 2012 will be sufficient to meet our operating needs into the fourth quarter of 2013. While this assumes estimated costs of planned clinical activity in 2012 and 2013, additional clinical and or regulatory activities that might arise could adversely impact our estimate.

Our continued operations depend on our ability to raise funds through various potential sources, such as strategic alliances including out-licensing, equity financing or debt financing. Such strategic relationships or out-licensing arrangements might require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. Such additional funds might not become available on acceptable terms, or at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs.

From inception through June 30, 2012 we had losses of $206.8 million. We had net losses of $7.9 million and $13.3 million for the three months ended June 30, 2012 and 2011, respectively, and we anticipate continued losses for the foreseeable future unless we should successfully negotiate a strategic agreement that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

•	discussions with regulatory agencies concerning the design and results of our ongoing and/or future clinical trials and the criteria for obtaining approval to market Northera in the U.S.;
•	the pace and success of development activities, primarily our clinical programs for Northera;
•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;
•	possible out-licensing of our product candidates;
•	seeking additional regulatory approvals for our various product candidates;
•	the pace of development of new intellectual property for our existing product candidates;
•	in-licensing and development of additional product candidates;
•	implementing additional internal systems and infrastructure; and
•	changes in existing staffing levels.

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

Contractual Obligations and Commitments

As of June 30, 2012, we have known contractual obligations and commitments of approximately $11.2 million, primarily related to contracted research and development activities. To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2012:

	Payments due by period
					More than
Category	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,367,265	$376,257	$760,841	$230,168	$-
Purchase obligations	9,817,558	9,817,558	-	-	-

Total	$11,184,823	$10,193,815	$760,841	$230,168	$-

We have also entered into certain other agreements that, based on our development plans as of June 30, 2012, might require us to make contingent milestone payments of up to approximately $4 million over the life of the agreements upon the achievement of certain clinical or commercial milestones. Such future payments are subject to our right to terminate the agreements. In the event that the milestones are not achieved, we elect not to pursue further testing of the drug candidate or we terminate such agreements, we will have no further obligations under the agreements. The uncertainty relating to the timing and occurrence of the commitments described prevents us from including them in the table above.

In April 2011, we committed to the purchase of active pharmaceutical ingredient from a third party manufacturer to be used in the production of commercial inventory in preparation for the planned market launch of Northera in the United States. During the first six months of 2012, we received a small initial shipment of this product at a cost of approximately $1.2 million. At June 30, 2012, the remaining value of this obligation is approximately $5.7 million, at exchange rates as of that date. The remainder of this material could be shipped at any time chosen by us within a two-year period following the completion of its manufacture. We currently anticipate that we will accept shipment and pay for this material in September 2013 as required under the agreement, unless we are able to negotiate other arrangements. Based on the most recent estimated timeline for seeking approval to market Northera in the United States from the FDA, we anticipate the remaining material under this purchase commitment would be received prior to marketing approval and, at that time, the cost of the remaining material would be recorded as research and development cost.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. A portion of our cash is maintained in non-interest bearing accounts at federally insured financial institutions that, under the Transaction Account Guarantee Program of the FDIC are fully insured until December 31, 2012. In addition, we maintained and continue to maintain funds on deposit in commercial accounts that include non-interest bearing commercial checking accounts, fully liquid interest-bearing money market accounts, money market funds and Treasury funds typically with maturities of six months or less. All deposits and investments to date have been made in U. S. dollars and, accordingly, have no exposure to foreign currency rate fluctuations on these investments.

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

Item 4.      Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of June 30, 2012, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Following the receipt of the Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or FDA, regarding the New Drug Application, or NDA, for Northera™ (droxidopa) in March 2012 and the subsequent decline of the price of our common stock, two purported class action lawsuits were filed on April 4, 2012 and another purported class action lawsuit was filed on May 1, 2012 in the U.S. District Court for the Western District of North Carolina against us and certain of our executive officers.

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to our development of Northera for the treatment of symptomatic neurogenic orthostatic hypotension, or neurogenic OH, and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On May 4, 2012, an Order was entered consolidating these three lawsuits. Motions for appointment as lead plaintiff have been filed and briefed and those motions are currently pending before the court.  Once a lead plaintiff has been appointed, we expect that a consolidated amended complaint will subsequently be filed.  We and our officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to Chelsea in connection with various statements related to our development of Northera for the treatment of neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that we and our officers anticipate filing in response to the consolidated amended complaint to be filed in the class action.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2012 except as set forth below.

The FDA has advised us that Study 306B is unlikely to provide confirmatory evidence to support the Northera NDA and, at this time, we have not yet determined the most advantageous clinical strategy to support the resubmission of a Northera NDA.

In June 2012 the U.S. Food and Drug Administration, or FDA, advised us that, based on the theoretical potential for certain patients from Study 306B to have been unblinded in conjunction with the reporting of Study 306A data, the FDA was not confident that this information did not influence an amendment of the statistical analytic plan, and therefore believes Study 306B would be unlikely to provide sufficient confirmatory evidence to support the Northera NDA. While further discussion with the FDA regarding Study 306B might be appropriate, particularly with positive Study 306B data, it is unlikely that approval on Study 306B would be possible without at least one additional clinical trial.

Further, while we continue to review and analyze alternatives for an additional trial, we have not yet determined the most expeditious approach and may delay such a decision until results of Study 306B can be analyzed or, should we enter into a strategic arrangement, until we have obtained input from potential partners.

The FDA has expressed concern regarding the data obtained from the largest enrolling site from Study 301 and upon further review might determine that this study cannot be used for the approval of Northera.

At the End-of-Review meeting with the FDA for Northera in May 2012, the FDA expressed concern regarding results from the highest enrolling site in Study 301. We have agreed to submit all source documentation from all patients at this site as well as other information pertaining to two additional post-study independent site visits, neither of which found any significant errors in the conduct of the trial. These findings are in keeping with the official FDA site audit conducted during the review of the Northera NDA. We have also initiated further inquiries into the data and conduct of this center and the FDA has agreed to further review this data upon receipt. Nonetheless, the FDA might review this information and decide to disregard data from the site. If so, the results of Study 301 would not be statistically significant and the study may not be deemed positive.

The delay in our clinical and registration programs for Northera is likely to require additional financing.

The delays we have experienced to date to the approval and planned commercial launch of Northera may require us to pursue additional sources of capital in order to cover anticipated costs, to obtain FDA approval particularly if an additional clinical trial or trials are required in order to satisfy the FDA’s requirements. In addition, costs to revive the Northera launch initiatives and costs to prepare any additional filings with the FDA, including a resubmission of the Northera NDA, might prove to be significant.

Although we plan to seek strategic arrangements that would be beneficial to our stockholders, we might not be successful.

With the announcement of our reorganization on July 10, 2012 we stated our intent to explore and evaluate all available strategic options to determine the best path forward for our Company and our stockholders. Such options might include out-licensing of our products or even the merger or sale of the company. Despite this intent, there is no guarantee that we will be able to successfully identify any such options that would be acceptable to us or our stockholders. Moreover, if we are able to identify any such options that we believe to be in our, and our stockholders, long-term strategic interests, we cannot provide assurances that we could be successful in negotiating any such agreement on favorable terms, if at all, or that the terms of an agreement would be sufficient to meet our capital requirements. Such an agreement might also reduce the potential for future profits or negatively impact our stock price.

We might be required to take delivery of and incur an obligation to pay for active pharmaceutical ingredient ordered to support production of commercial inventory of Northera prior to obtaining approval.

In April 2011, we committed to the purchase of active pharmaceutical ingredient, or API, from a third party manufacturer to be used in the production of commercial inventory in preparation for the planned market launch of Northera in the United States. During the first six months of 2012, we received a small initial shipment of this product at a cost of approximately $1.2 million. At June 30, 2012, the remaining value of this obligation is approximately $5.7 million, at exchange rates as of that date. The remainder of this material could be shipped at any time chosen by us within a two-year period following the completion of its manufacture. We currently anticipate that we will accept shipment of and pay for this material in September 2013 as required by the agreement, unless we are able to negotiate other arrangements.

While it may be possible to negotiate a delay to the shipment of and payment for this API, the shelf-life of the material could expire prior to our being able to utilize it for commercial sale, depending on the timing of obtaining approval to market Northera, if ever. We may be able to extend the shelf-life of the API by performing additional chemical testing of the drug substance. Further, if we take delivery of this drug substance during the agreed-upon timeframe, we could then initiate encapsulation of that material resulting in an additional three-year shelf life of the drug product from the date of encapsulation. Even if the shelf-life can be extended there is no guarantee that we will receive the requisite approvals in a timeframe that would allow us to use the material. Additionally, although it might be possible to reach an agreement allowing the manufacturer to utilize the drug substance in Japan where they have marketing approval, the formulation of the drug substance for the United States differs from the formulation approved in Japan and it is unclear whether the manufacturer would be willing or able to obtain the necessary regulatory approval for such a change or that they would have adequate demand to utilize the volume of material remaining to be delivered under the agreement.

We and certain of our executive officers and directors have been named as defendants in recently initiated lawsuits that could result in substantial costs and divert management’s attention.

We, and certain of our executive officers, have been named as defendants in purported class action lawsuits that allege violations of federal securities laws related to various statements regarding our development of Northera for the treatment of symptomatic Neurogenic OH and the likelihood of FDA approval. We intend to engage in a vigorous defense of such litigation. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business. In addition, any settlement of the litigation could require payments that exceed the limits of our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

In addition, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against members of our Board of Directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to Chelsea.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that we and our officers anticipate filing in response to the consolidated amended complaint to be filed in the class action.

Our recent reduction in workforce and any possible future reductions could adversely impact our ability to operate effectively.

On July 10, 2012 we announced changes to our Board of Directors and senior management as well as a broad reorganization that included significant reductions in staff levels. While a number of the employees eliminated were hired as part of our commercialization plans for Northera which have now been delayed, other staff positions eliminated provided support in areas other than commercialization activities. Moreover, certain of the commercialization staff provided market intelligence and insights for our business development analyses and discussions. While some of these resources may remain available on a consulting basis, their availability cannot be guaranteed. Similarly, while Dr. Simon Pedder, our former CEO, and Keith Schmidt, our former Vice President of Sales and Marketing, are to continue providing support on a consulting basis, we cannot be certain that either will remain available for such support or that they would be available to the extent required. Finally, additional reductions to staff levels may be required or we might see an increase in the level of attrition should other officers and/or employees choose to resign, further impacting our ability to conduct our operations.

Item 6.    Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.3	Chelsea Therapeutics International, Ltd. 2004 Stock Plan, as amended June 5 and June 12, 2012.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials submitted in XBRL format				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: August 7, 2012	By:	/s/ J. Nick Riehle

J. Nick Riehle
Vice President, Administration and
Chief Financial Officer

