Form 10-Q
period 2012-09-30
Chelsea Therapeutics International, Ltd.
filed 2012-11-07
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012 there were 67,040,569 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,037,780	$41,106,301
Short-term investments	-	4,500,000
Prepaid contract research and manufacturing	362,930	173,592
Other prepaid expenses and other current assets	224,980	793,521
Total current assets	33,625,690	46,573,414
Property and equipment, net	181,454	291,024
Other assets	-	38,267
	$33,807,144	$46,902,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,244,081	$4,866,356
Accrued compensation and related expenses	209,761	1,419,437
Accrued restructuring	1,026,931	-
Accrued contract research and manufacturing	2,718,170	5,245,339
Other accrued expenses	913,940	1,706,763
Total current liabilities	6,112,883	13,237,895
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 67,040,569 and 62,034,146 shares issued and outstanding, respectively	6,704	6,203
Additional paid-in capital	240,520,858	216,984,108
Deficit accumulated during the development stage	(212,833,301)	(183,325,501)
Total stockholders' equity	27,694,261	33,664,810
	$33,807,144	$46,902,705

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					April 3, 2002
	For the three months ended September 30,		For the nine months ended September 30,		(inception) to
	2012	2011	2012	2011	September 30, 2012

Operating expenses:
Research and development	$2,479,471	$7,417,477	$15,874,135	$29,557,451	$161,634,559
Sales and marketing	221,399	2,203,898	6,943,327	4,639,245	23,967,903
General and administrative	1,169,157	1,278,085	4,530,435	3,928,255	29,754,108
Restructuring	2,218,347	-	2,218,347	-	2,218,347
Total operating expenses	6,088,374	10,899,460	29,566,244	38,124,951	217,574,917

Operating loss	(6,088,374)	(10,899,460)	(29,566,244)	(38,124,951)	(217,574,917)
Interest income	12,076	45,222	58,444	131,120	4,999,964
Interest expense	-	-	-	-	(258,348)

Net loss	$(6,076,298)	$(10,854,238)	$(29,507,800)	$(37,993,831)	$(212,833,301)

Net loss per basic and diluted share of common stock	$(0.09)	$(0.18)	$(0.44)	$(0.64)

Weighted average number of basic and diluted common shares outstanding	67,040,569	61,847,700	66,837,516	59,544,028

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS' EQUITY

(unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stock-
	Common stock		paid-in	development	holders'
	Shares	Amount	capital	stage	equity
Balance at January 1, 2012	62,034,146	$6,203	$216,984,108	$(183,325,501)	$33,664,810

Stock-based compensation	-	-	1,385,400	-	1,385,400

Sale and issuance of common stock in January 2012 at approximately $4.44 per share, net of issuance costs	4,989,275	499	22,151,352	-	22,151,851

Common stock issued in 2012 at par, pursuant to net-share (cashless) exercises of common stock warrants	17,148	2	(2)	-	-

Net loss	-	-	-	(29,507,800)	(29,507,800)

Balance at September 30, 2012	67,040,569	$6,704	$240,520,858	$(212,833,301)	$27,694,261

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			April 3, 2002
	For the nine months ended September 30,		(inception) to
	2012	2011	September 30, 2012
Operating activities:
Net loss	$(29,507,800)	$(37,993,831)	$(212,833,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,385,400	2,015,150	10,376,056
Depreciation and amortization	97,441	87,780	519,421
Stock issued for license agreement	-	-	575,023
Non-cash interest expense	-	-	34,020
Loss on disposition of assets	37,388	-	35,181
Fair value of warrants for finder's agreement	-	-	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	379,203	(551,213)	(587,911)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(6,942,266)	442,197	4,876,191
Accrued compensation and related expenses	(1,209,676)	15,697	209,761
Accrued restructuring	1,026,931	-	1,026,931
Net cash used in operating activities	(34,733,379)	(35,984,220)	(195,334,878)

Investing activities:
Acquisitions of property and equipment	(25,260)	(174,286)	(739,732)
Proceeds from sale of assets	-	-	3,677
Purchases of short-term investments	-	(65,608,361)	(115,143,906)
Redemptions and sales of short-term investments	4,500,000	45,105,570	115,143,906
Security deposits	38,267	-	-
Net cash provided by (used in) investing activities	4,513,007	(20,677,077)	(736,055)

Financing activities:
Proceeds from borrowings from affiliate	-	-	1,745,000
Proceeds from exercise of stock options	-	-	80,729
Proceeds from exercise of common stock warrants	-	8,372,465	9,054,546
Recapitalization of the Company	-	-	(400,000)
Proceeds from sales of equity securities, net of issuance costs	22,151,851	37,726,538	218,550,016
Receipt of recovery of short-swing profits	-	73,103	73,797
Receipt of cash for stock subscription receivable	-	-	4,625
Net cash provided by financing activities	22,151,851	46,172,106	229,108,713

Net (decrease) increase in cash and cash equivalents	(8,068,521)	(10,489,191)	33,037,780
Cash and cash equivalents, beginning of period	41,106,301	47,593,055	-
Cash and cash equivalents, end of period	$33,037,780	$37,103,864	$33,037,780

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$224,328

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

In conjunction with the merger and recapitalization of the Company effective February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700. As of September 30, 2012, all of these warrants had been exercised.

In February 2006, in conjunction with and as compensation for activities related to the February 2006 sale of equity securities, the Company issued warrants to purchase 716,666 shares of its common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000. Of these, warrants for the purchase of 486,766 shares remain unexercised and outstanding as of September 30, 2012 and, if they remain unexercised, will expire in February 2013.

In May 2006, in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007 of $433,750. As of September 30, 2012, all of these warrants remain unexercised and outstanding and are scheduled to expire in May 2013.

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Specifically, the Company is focusing on its clinical research and registration program to support its efforts in obtaining market approval in the United States for Northera™ (droxidopa), a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine-β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. The Company is also evaluating the potential therapeutic applications of droxidopa in reducing the frequency of falls in patients with Neurogenic OH associated with PD as well as other potentially norepinephrine-related conditions and diseases including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder. In addition, although no activities are currently ongoing, the Company has, in previous periods, devoted resources to the development of a portfolio of metabolically inert antifolates for the treatment of rheumatoid arthritis that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 7, 2012 and available on the website (www.sec.gov) of the United States Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

The Company has sustained operating losses since its inception and expects that such losses could continue for the foreseeable future. The Company’s continued operation depends on its ability to raise funds through various potential sources, such as strategic alliances including out-licensing, equity financing or debt financing.  Such strategic relationships or out-licensing arrangements might require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or curtail operations.

Management believes that capital resources available at September 30, 2012 will be sufficient to meet the operating needs of the Company into the second quarter of 2014. This estimate assumes the planned costs of currently ongoing clinical activity and a planned new Phase III trial of droxidopa that could begin patient dosing in the third quarter of 2013 with a significant ramp in spending in the second quarter of 2013. Should additional clinical and or regulatory activities arise, they could adversely impact this estimate.

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

On September 30, 2012, the Company held no short-term investments. At December 31, 2011, the Company held short-term investments of $4.5 million, consisting of an investment in a certificate of deposit, or CD, with a maturity of 26-weeks as of the date of purchase. This investment was purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments are made through a single CDARS Network member and when a large deposit is made, that institution uses the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard Federal Deposit Insurance Corporation, or FDIC, insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. During the nine months ended September 30, 2012, this short-term investment matured and was fully redeemed.

NOTE 3	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. At September 30, 2012, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $33.0 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

Note 4	Stock-Based Compensation

The Company has a stock incentive plan, as amended (the “Plan”) under which stock options for 10,400,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

During the three and nine months ended September 30, 2012 and 2011, the Company granted stock options to employees and non-employee directors as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Options granted during period	827,000	82,500	2,136,000	1,100,500
Weighted average exercise price	$1.14	$4.39	$3.26	$7.09
Weighted average grant date fair value	$0.81	$3.03	$2.21	$4.71

Each option granted to employees and non-employee directors during the three and nine months ended September 30, 2012 and 2011 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are typically exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. Following the vesting periods, options are typically exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan. Effective June 5, 2012, the Plan was amended to modify Section 5.2, removing a sentence that could be interpreted as allowing repricing of options issued under the Plan.

The fair value of each option award made to employees and directors was estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model. The Company utilizes its trading and price history of the Company’s stock in order to determine the expected volatility. The Company plans to continue to analyze the expected stock price volatility, as well as other assumptions utilized in the calculations, at each grant date as more historical data becomes available. Also as of January 1, 2011, taking into consideration hiring completed and planned by the Company and the potential impact of forfeitures given the roles of these newly filled positions, the Company estimated a forfeiture rate of 3%. Given the events during the quarter ended June 30, 2012 and the corporate restructuring announced in July 2012 (see Note 9) that have negatively impacted the Company’s staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012. In July 2012, the Company again reviewed its estimated forfeiture rate, based upon the adjusted staffing levels resulting from the corporate restructuring and, effective at that date, modified its estimated forfeiture rate to 11.5%. The Company intends to continue closely monitoring its estimated forfeiture rate and may be required to make additional adjustments in future periods. Due to the limited amount of historical data available to the Company, particularly with respect to employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions.

The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	0.69%	1.08%	0.74%	1.91%
Expected life of options	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%
Weighted average expected volatility	95.69%	89.06%	89.73%	87.72%

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

The table below summarizes the compensation expense recorded by the Company for the three and nine months ended September 30, 2012 and 2011 in conjunction with option grants made to employees and non-employee directors:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense recorded during period	$103,712	$668,147	$1,385,400	$2,015,150
Total unrecognized compensation expense remaining	$4,786,963	$6,190,954	$4,786,963	$6,190,954
Remaining average recognition period (in years)	2.65	2.25	2.65	2.25

As a result of the Company’s restructuring activities, stock-based compensation recorded for the three and nine months ended September 30, 2012 reflects the reversal of stock compensation expense for unvested options that were forfeited during the periods and the impact of option modifications made for former executives and former Board members as a component of their resignations (see Note 9).

The table below summarizes options outstanding, options vested and aggregate intrinsic value as of September 30, 2012:

As of
September 30, 2012
Options outstanding under the plan:
Total options outstanding	7,342,830
Weighted average remaining contractual life (in years)	6.52
Weighted average exercise price per share	$4.13
Aggregate intrinsic value of in-the-money options outstanding	$181,968
Aggregate intrinsic value of in-the-money options outstanding and vested	$118,903

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of September 30, 2012 and only includes those awards that have an exercise price below the quoted closing price, or in-the-money options.

During the three and nine months ended September 30, 2012 and 2011, no options were exercised. During the three and nine months ended September 30, 2012, unvested options for 519,100 and 605,600 shares, respectively, were forfeited by employees that resigned or were terminated during those periods. During the three and nine months ended September 30, 2011, unvested options for 25,000 shares were forfeited by an employee that resigned during that period.

Note 5	LOSS per share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at September 30, 2012 and 2011 upon exercise or conversion that were not included in the computation of net loss per share totaled 9,366,360 and 8,978,980 shares, respectively.

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

AS OF SEPTEMBER 30, 2012

(Unaudited)

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

License Agreements

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by the Company as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. In September 2010, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. The Company is obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. There are no minimum royalties required under the agreement. The Company is also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones. Based on potential future development of compounds licensed under this agreement, approximately $1.5 million of payments could become due if specific milestones are achieved, subject to the Company’s right to terminate the license agreement. In addition, should the Company enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study. In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA and has remaining potential future milestone payments, subject to the Company’s right to terminate the DSP Agreement, totaling $2.5 million. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. At September 30, 2012, these activities had been completed by DSP and, as of that date, the Company had recorded cumulative expense of approximately $3.1 million.

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

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities as contracted at September 30, 2012. However, should a need arise to cancel these contracted activities, there might be cancellation fees that could be punitive in nature.

In April 2011, the Company committed to the purchase of active pharmaceutical ingredient, or API, from a third party, under the terms of an executed supply agreement, as amended, or the Supply Agreement, to be used in the production of commercial inventory in preparation for the planned 2012 market launch of Northera in the United States. This scale-up and commercial production of pre-launch inventories involved the risk that the Company’s product might not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. This risk notwithstanding, the Company initiated such activities with its primary supplier of active pharmaceutical ingredient of Northera in December 2010 and received a product shipment of approximately $1.2 million during the nine months ended September 30, 2012. In addition, the Company incurred expenses for validation activities related to this API of approximately $3.8 million during the nine months ended September 30, 2011. Until final approval to market any of the Company’s product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

The purchase commitment made in April 2011 had an initial value of approximately $6.6 million using exchange rates in effect at that date. Given the shipment and receipt of a small portion of this material in February 2012, the value of the remaining obligation was approximately $5.8 million as of September 30, 2012, using exchange rates as of that date. Per the terms of the Supply Agreement, as amended, the Company was obligated to complete this purchase no later than September 2013. In October 2012, the primary supplier waived the Company’s obligation to purchase the remainder of the material. This material remains available for purchase until otherwise allocated or utilized by the primary supplier, if such need should arise.

Other Contractual Obligations

During 2011 and early 2012, the Company contracted with various third parties to facilitate, coordinate and perform agreed upon commercialization support activities in anticipation of FDA approval to launch Northera in the United States. These contracts typically called for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. During the second quarter, the Company was successful in curtailing these activities and cancelling the associated contracts given the receipt of the Complete Response Letter, or CRL, from the FDA on March 28, 2012. The Company did incur cancellation penalties on a small portion of these contracts but such penalties did not significantly impact the Company’s financial position.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s development of Northera for the treatment of neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of the Company’s common stock from November 3, 2008 through March 28, 2012. The Company and its officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to Chelsea in connection with various statements related to the Company’s development of Northera for the treatment of neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that the Company and its officers anticipate filing in response to the consolidated complaint in the class action.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

Note 9	RESTRUCTURING

In July 2012, the Company, at the direction of its Board of Directors, initiated a corporate restructuring under which the number of employees were significantly reduced, retaining only those employees necessary to continue the Company’s efforts to obtain marketing approval for Northera in the United States. This reduction in force primarily, but not exclusively, impacted those positions that had been filled in 2011 and 2012 to support the planned commercialization of Northera in the United States. In addition, the Company’s Chief Executive Officer, or CEO, and its Vice President of Sales and Marketing left the Company. The Company’s Vice President of Operations was appointed interim President and CEO as the Board evaluates candidates for that position. At the Board level, the Chairman of the Board stepped down, but remains a director while another existing director assumed the role of Chairman. The former CEO and two other directors also resigned from the Board.

As a result of the significant headcount reduction and given the increased workloads for those employees and directors that remain with the Company, the costs savings initiatives announced on June 7, 2012 involving a 25% reduction in pay for all corporate executive officers and a similar reduction in directors’ fees were terminated. Nearly all of the non-officers who were to have transitioned to part-time employment pursuant to that costs savings initiative have been terminated as part of the reduction in force. Those non-officers remaining with the Company that were to have transitioned to reduced schedules have been reinstated as full-time employees. The previously announced suspension of 2012 performance bonuses for all employees remains in effect. A performance bonus program is expected to be reestablished for 2013.

Other than severance payments that continue to be made to its former CEO and former Vice President of Sales and Marketing per the terms of their severance agreements, the Company completed all other severance payments related to the reduction in force in the third quarter of 2012. As a component of his departure, the Company accelerated the vesting of all unvested options that had been previously granted to its former CEO and extended the period in which those options could be exercised from 90 days from the date of termination to two years from that date. For the directors that resigned from the Board, the Company accelerated the vesting of all unvested options that had been previously granted and extended the period in which those options can be exercised from 180 days from the date of separation to one year from that date. For the former Vice President of Sales and Marketing, the Company agreed that options would continue to vest and could be exercised until the end of his severance period plus 90 days. Given that all of these options were out of the money as of the dates of the modifications, the impact of these exercise and vesting period modifications did not generate any incremental stock-based compensation expense during the quarter ended September 30, 2012. However, as such modifications are considered to be a cancellation of the original grants and the issuance of a new grant, adjustments were needed in order to true-up stock-based compensation expense recorded for those options in 2012 based upon their adjusted fair value (see Note 4).

To assist in retention, the Board granted the remaining executive officers options for the purchase of an aggregate of 350,000 shares of the common stock of the Company on July 9, 2012. On July 23 and July 30, 2012, additional options were issued to the remaining members of the Board of Directors for the purchase of an aggregate of 157,500 shares of the common stock of the Company. On August 15, 2012, options were granted to the remaining employees in the Company for the purchase of an aggregate of 319,500 shares of the common stock of the Company. In the aggregate, the Company issued options for the purchase of 827,000 shares of the common stock of the Company during the quarter ended September 30, 2012 (see Note 4).

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

The Company recorded restructuring charges associated with these actions during the nine months ended September 30, 2012 as follows:

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

2012 Restructuring Activity
	Restructuring			Adjustments,	Restructuring
	Liabilities as of			Non-cash items	Liabilities as of
	December 31,	Charges to the	Cash	and Changes	September 30,
	2011	Reserve	Payments	to Estimates	2012
Employee related costs:
Severance and salary continuation	$-	$2,053,461	$(1,060,226)	$-	$993,235
Accrued vacation at separation	-	97,023	(96,265)	(758)	-
Related payroll taxes	-	65,158	(42,779)	-	22,379
Benefits	-	50,367	(37,114)	(1,936)	11,317
Other costs	-	95,488	(58,098)	(37,390)	-
Totals	$-	$2,361,497	$(1,294,482)	$(40,084)	$1,026,931

Note 10 SUBSEQUENT EVENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Part 1. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 under “Part II. Item 1A. Risk Factors”.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved alternatives to current methods of treatment. Specifically, we are developing Northera™ (droxidopa), a novel therapeutic agent, for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine-β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. We are also evaluating the potential therapeutic applications of droxidopa in reducing the frequency of falls in patients with Neurogenic OH associated with PD as well as other potentially norepinephrine-related conditions and diseases including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder. In addition, we have a portfolio of metabolically inert antifolates that we have studied as a potential treatment of rheumatoid arthritis and that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

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

During late 2011 and early 2012, we were focused on preparations for the potential commercial launch of Northera™ (droxidopa) in the United States in anticipation of FDA approval. In November 2011, the FDA accepted for filing our New Drug Application, or NDA, seeking approval to market Northera for the treatment of Neurogenic OH in patients with primary autonomic failure (including PD, MSA and PAF), DBH deficiency and non-diabetic autonomic neuropathy that we had submitted in September 2011. The clinical portion of the NDA included combined safety and efficacy data from our two completed Phase III studies in Neurogenic OH, Study 301 and Study 302, two long-term open-label extension studies, Study 303 and Study 304, a dedicated thorough QTc study and a 24-hour ambulatory blood pressure monitoring study, Study 305.

In February 2012, a meeting of the Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, was held, at the request of the FDA, to review and discuss the Northera NDA. The CRDAC recommended, in a 7 to 4 vote, that the FDA approve our NDA to market Northera in the United States.

However, on March 28, 2012, we announced that the FDA had issued a Complete Response Letter, or a CRL, regarding our Northera NDA that included a request by the FDA that we submit data from an additional positive study to support efficacy. It was recommended that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. Notably, the CRL did not identify any outstanding safety concerns. In addition, the FDA provided comments on the draft labeling submitted for Northera, including a preliminary recommendation to include a black box warning due to the lack of available data on patients in a fully supine position. However, the letter indicated that such a boxed warning could be reconsidered if suitable data demonstrating a lack of severe hypertension in a fully supine position were provided.

In May 2012, we completed an End-of-Review Meeting, or EOR, with the FDA to review the CRL and more fully understand the FDA’s concerns regarding the Northera NDA. In preparation for this meeting, we prepared an information package, including a proposal for utilizing data from our then ongoing Study 306B to support the Northera NDA that called for a change in the primary endpoint of Study 306B to the orthostatic hypotension symptom assessment, or OHSA, item #1 score (dizziness, lightheadedness, feeling faint or “feeling like you might black out”) at visit 4 (one-week post titration) and a recommendation to increase the number of patients targeted for enrollment in the study to approximately 200. Based on feedback received during the EOR, we submitted a revised protocol for Study 306B, proposing a change in the primary endpoint of Study 306B to OHSA, item #1 at visit 5 (two-weeks post titration) and supporting blinding documentation regarding the study for FDA review.

Also, given the concerns raised by the FDA at the EOR regarding results from the highest enrolling site in Study 301, we have submitted all information pertaining to two independent site visits, neither of which found any significant errors in the conduct of the trial, which was consistent with the positive findings from the FDA pre-approval inspection conducted during the review of the Northera NDA. Further, we have agreed to submit and are currently in the process of reviewing all source documentation from all patients at the site. We have also initiated reviews and inquiries into the data and conduct of this center from independent, third-party quality experts to confirm the validity of data from the site. Should the FDA decide to disregard the results of this site, the results of Study 301 would not be statistically significant and the study may not be deemed positive.

In June 2012, we received the written response, or General Advice Letter, from the FDA to our proposal to modify and utilize data from our then ongoing Study 306B. In its response, the FDA advised that, based on the theoretical potential for un-blinding, Study 306B is unlikely to provide sufficient confirmatory evidence to support a Northera NDA. The FDA was not confident that this information did not influence the conduct of the study or the statistical analysis plan. The FDA further recommended that we “design and conduct an additional trial to demonstrate that droxidopa has a significant and persistent effect” on symptoms of Neurogenic OH.

Soon after receipt of the written response from the FDA, we stopped enrolling patients in our Study 306B. Total enrollment was completed with 174 patients randomized, representing the single largest placebo-controlled study ever conducted in Neurogenic OH. In addition, we modified the primary endpoint of Study 306B to the mean change in OHSA item #1 score (dizziness, lightheadedness, feeling faint or “feeling like you might black out”) at visit 4 (one-week post titration). The rate of patient reported falls is a secondary efficacy endpoint of the study. We anticipate that results of Study 306B will provide valuable efficacy and safety data. Results from this study are expected by the end of 2012. At that time we plan to finalize and reach agreement with the FDA on an additional study design to fulfill the requirements for our planned resubmission of the Northera NDA.

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

In May 2012, we announced the top-line results of our completed multinational, 12-week, double-blind Phase II trial of CH-4051 in patients with rheumatoid arthritis, designed to compare the efficacy and tolerability of CH-4051 against methotrexate, currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. This Phase II trial was conducted in 244 patients with rheumatoid arthritis who experience an inadequate response to methotrexate treatment. Results of this trial indicated that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. CH-4051 was found to be safe and well-tolerated in the study, with no dose-limiting toxicities or clear differences in the overall adverse event rate between methotrexate and the CH-4051 treatment groups. While management believes that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the planned completion of the Northera development program in Neurogenic OH. As such, there are no immediate plans to continue the development of CH-4051 although we do continue to discuss potential out-licensing opportunities for this portfolio of molecules.

Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio. We currently have no work underway related to this portfolio.

In July 2012, the Board of Directors announced the implementation of a corporate restructuring pursuant to which certain Board of Directors, management and workforce changes were effected. We significantly reduced headcount and retained only those employees necessary to support efforts to obtain approval to market Northera in the U.S. for the treatment of symptomatic Neurogenic OH. Concurrent with the restructuring, the Board authorized a plan to explore and evaluate strategic options for the Company, with the goal of optimizing long-term stockholder value.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three	For the three
	months ended	months ended	$
	September 30,	September 30,	Increase/	%
	2012	2011	(Decrease)	Change
Research and development expense	$2,479,471	$7,417,477	$(4,938,006)	-67%
Sales and marketing expense	221,399	2,203,898	(1,982,499)	-90%
General and administrative expense	1,169,157	1,278,085	(108,928)	-9%
Restructuring	2,218,347	-	2,218,347	100%
Interest income	12,076	45,222	(33,146)	-73%

Research and development expenses. During the third quarter of 2012, we continued to incur costs for Study 306B and our open-label extension study, Study 304. Specifically, expenses for the third quarter of 2012 included approximately $0.8 million of direct study costs for Study 306 and $0.4 million for extension studies. During 2011, primary expenditures were associated with the preparation and filing of our Northera NDA, our ongoing Phase II trial of CH-4051, Study 306 and our NOH extension studies. Additionally, we incurred costs during the third quarter of 2011 related to medical affairs activities, including hiring, on a contract basis, a team of medical science liaison employees, generating period costs of $1.1 million. This contract was terminated in conjunction with the restructuring in July 2012. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, excluding the impact of the restructuring, research and development costs were 64% for the third quarter of 2012 and 68% for the same period of 2011.

From inception through September 30, 2012, cumulative research and development expenses related to our major research and development projects were approximately $161.6 million and are detailed as follows:

			Inception through
(in thousands)	For the quarter ended		September 30,
	September 30, 2012	September 30, 2011	2012
Antifolates	$50	$1,300	$43,500
Droxidopa	2,450	6,100	115,600
I-3D	-	-	2,500
	$2,500	$7,400	$161,600

Droxidopa. From inception through September 30, 2012, we had spent approximately $115.6 million in research and development expenses on droxidopa. Research and development costs for the Northera Neurogenic OH core program include our Phase III trial, Study 306B, our access and safety program, Study 304, continuing regulatory activity and drug manufacture. Droxidopa-related development costs in the fourth quarter of 2012 are expected to remain at similar levels, including approximately $1.2 million in direct program expenses for Study 306B plus our extension programs for Neurogenic OH patients. We expect to spend approximately $0.3 million to complete these programs in the first quarter of 2013. Currently, we can provide no guidance around the costs of required new trials, if any, which may be necessary for the advancement of our Northera NDA as the design of such a trial, or trials, has not been determined.

Antifolates. From inception through September 30, 2012, we had spent approximately $43.5 million in research and development expenses on our portfolio of antifolates. In May 2012, we announced the top-line results of our completed Phase II trial of CH-4051 in patients with rheumatoid arthritis. Results of this trial indicated that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the completion of our Northera development program in Neurogenic OH. Although we continue to evaluate potential partnering opportunities for these compounds we currently have no immediate plans to continue the development of CH-4051.

I-3D Portfolio. From inception through September 30, 2012, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. We had no formalized selling activities during the quarter ended September 30, 2012 and our sales and marketing expenses decreased significantly when compared to the quarter ended September 30, 2011. During the third quarter of 2011, we spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a planned 2012 commercial launch. During the third quarter of 2012, the majority of these activities had been brought to a close as related vendor contracts were cancelled and projects finalized during the second quarter of 2012. Such activities included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations. We did incur an increase in legal expenses related to our intellectual property during the third quarter of 2012.

General and administrative expenses. When compared to the third quarter of 2011, general and administrative expenses remained flat in the same period of 2012. Decreases in compensation and related costs were offset by increases in legal fees associated with shareholder suits, accounting fees for tax return preparation in multiple jurisdictions and investor relations costs to support communications on recent corporate activity.

Interest income and interest expense. At September 30, 2012, we had cash and cash equivalents of $33.0 million. The decrease in interest income is primarily related to our decreased cash position and continued softness in the interest rate market in the United States.

Nine Months Ended September 30, 2012 and 2011

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)	For the nine	For the nine
	months ended	months ended	$
	September 30,	September 30,	Increase/	%
	2012	2011	(Decrease)	Change
Research and development expense	$15,874,135	$29,557,451	$(13,683,316)	-46%
Sales and marketing expense	6,943,327	4,639,245	2,304,082	50%
General and administrative expense	4,530,435	3,928,255	602,180	15%
Restructuring	2,218,347	-	2,218,347	100%
Interest income	58,444	131,120	(72,676)	-55%

Research and development expenses. During the first nine months of 2012, we continued to incur costs for Study 306B and our open-label extension study, Study 304 and had expenses for our now completed Phase II trial of CH-4051 in rheumatoid arthritis. We also incurred costs of approximately $0.2 million to support the preparation for the FDA requested meeting of the CRDAC held in February 2012 and our EOR meeting with the FDA, held in May 2012. Specifically, expenses for the nine months of 2012 included approximately $2.5 million of direct study costs related to our recently completed Phase II trial of CH-4051 and $3.5 million for Study 306B and our extension studies for Northera. Additionally, we incurred costs during the first six months of 2012 related to medical affairs activities, including a team of medical science liaison professionals, hired on a contract basis, generating period costs of $0.8 million. We also incurred approximately $1.8 million of expenses for the purchase of active pharmaceutical ingredient in January 2012 to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material. During 2011, primary expenditures were associated with the manufacturing of and process validation for commercial drug product, our Northera QTc study, our Phase III and extension studies for Neurogenic OH, our Phase II trial of droxidopa in fibromyalgia, our Phase II trial of CH-4051, medical affairs activities including medical science liaison contractors and the costs of manufacturing, packaging and labeling clinical trial material for these trials. As a percentage of operating expenses, excluding the impact of the restructuring, research and development costs were 58% for 2012 and 78% for 2011.

Sales and marketing expenses. Although we had no formalized selling activities, during the nine months ended September 30, 2012, sales and marketing expenses increased significantly when compared to the same period of 2011. During late 2011 and early 2012, we spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a 2012 commercial launch. During the second quarter of 2012, the majority of costs were related to bringing such activities to a close, cancelling related vendor contracts and finalizing projects that were in progress upon receipt of the CRL in March 2012. Such activities included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations. We also had increases in recruiting costs, travel costs and legal expenses related to our intellectual property. During 2011, primary expenditures were related to the initiation of the commercialization activities outlined above as well as compensation and related expenses, travel costs and legal expenses related to our intellectual property.

General and administrative expenses. During 2012, general and administrative expenses increased by approximately $0.6 million when compared to 2011. Contributing to this increase were increases in professional fees, including legal and investor relations costs, insurance, proxy printing and solicitation expenses and bank fees.

Interest income and interest expense. At September 30, 2012, we had cash and cash equivalents of $33.0 million. The decrease in interest income is primarily related to our decreased cash position and continued softness in the interest rate market in the United States.

Liquidity and Capital Resources

From inception to September 30, 2012, we have incurred an aggregate net loss of approximately $212.8 million as a result of expenses similar in nature to those described above.

As of September 30, 2012, we had working capital of approximately $27.5 million including cash and cash equivalents of approximately $33.0 million and liabilities of $6.1 million. We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

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

Given the reduced expenses that are being realized from our recently announced restructuring initiative and our recently announced release from a future contractual purchase obligation, we believe that capital resources available at September 30, 2012 will be sufficient to meet our operating needs into the second quarter of 2014. Our estimate assumes the planned costs of currently ongoing clinical activity and a planned new Phase III trial of droxidopa that could begin patient dosing in the third quarter of 2013 with a significant ramp in spending in the second quarter of 2013. Should additional clinical and or regulatory activities arise, costs related to those activities could adversely impact our estimate.

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

From inception through September 30, 2012 we had losses of $212.8 million. We had net losses of $6.1 million and $10.9 million for the three months ended September 30, 2012 and 2011, respectively, and we anticipate continued losses for the foreseeable future unless we should successfully negotiate a strategic agreement that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

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

Contractual Obligations and Commitments

In April 2011, we committed to the purchase of active pharmaceutical ingredient, or API, from a third party, under the terms of an executed supply agreement, as amended, or the Supply Agreement, that was to be used in the production of commercial inventory in preparation for the planned 2012 market launch of Northera in the United States. We received a product shipment at a cost of approximately $1.2 million during the first quarter of 2012. In addition, we incurred expenses for validation activities related to this API of approximately $3.8 million during the nine months ended September 30, 2011. Until final approval to market any of our product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

The purchase commitment made in April 2011 had an initial value of approximately $6.6 million using exchange rates in effect at that date. Given the shipment and receipt of a small portion of this material in February 2012, the value of the remaining obligation was approximately $5.8 million as of September 30, 2012, using exchange rates as of that date. Per the terms of the Supply Agreement, as amended, we were obligated to complete this purchase no later than September 2013. In October 2012, the primary supplier waived our obligation to purchase the remainder of the material. The material remains available for purchase unless and until otherwise allocated or utilized by the primary supplier, if such need should arise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. A portion of our cash is maintained in non-interest bearing accounts at federally insured financial institutions that, under the Transaction Account Guarantee Program of the FDIC are fully insured until December 31, 2012. In addition, we have maintained and continue to maintain funds on deposit in commercial accounts that include non-interest bearing commercial checking accounts, fully liquid interest-bearing money market accounts, money market funds and Treasury funds typically with maturities of six months or less. All deposits and investments to date have been made in U. S. dollars and, accordingly, have no exposure to foreign currency rate fluctuations on these investments.

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

Disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and subject to the foregoing, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of September 30, 2012, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Following the receipt of the CRL from the FDA regarding the NDA for Northera™ (droxidopa) in March 2012 and the subsequent decline of the price of our common stock, two purported class action lawsuits were filed on April 4, 2012 and another purported class action lawsuit was filed on May 1, 2012 in the U.S. District Court for the Western District of North Carolina against us and certain of our executive officers.

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to our development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of our common stock from November 3, 2008 through March 28, 2012. We and our officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to Chelsea in connection with various statements related to our development of Northera for the treatment of neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that we and our officers anticipate filing in response to the consolidated complaint in the class action.

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

Chelsea Therapeutics International, Ltd.

Date: November 7, 2012	By:	/s/ J. Nick Riehle

J. Nick Riehle
Vice President, Administration and
Chief Financial Officer

