Form 10-K
period 2012-12-31
Chelsea Therapeutics International, Ltd.
filed 2013-03-07
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012, OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO__________

Commission file number 000-51462

_________________________

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K. ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 29, 2012 ($1.48 per share) was approximately $85,000,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 5, 2013, 67,075,779 shares of the Registrant's common stock, $.0001 par value per share, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Product Pipeline Highlights

NortheraTM (droxidopa), our most advanced investigational product candidate, is an orally active synthetic precursor of norepinephrine. Northera is being developed for the treatment of symptomatic Neurogenic OH in primary autonomic failure (PD, MSA and PAF), DBH deficiency and non-diabetic autonomic neuropathy. Northera has also been studied in a Phase III trial evaluating its effect on reducing falls in patients with Neurogenic OH associated with PD. In 2007, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of orthostatic hypotension in patients with PAF and MSA.

In Japan, droxidopa has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in MSA (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. In May 2006, we entered into an agreement with DSP for an exclusive, sub-licensable license and rights to droxidopa including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation.

In addition to our clinical and registration programs for Northera, we continue to have interest in additional therapeutic applications for droxidopa, both as a monotherapy and in combination with dopa decarboxylase inhibitors, such as carbidopa. However, at this time, we are limiting our involvement in the exploration of these additional indications to the support of investigator-led Phase II trials.

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

While management believes that further studies might provide evidence of enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the planned completion of the Northera development program in Neurogenic OH. As such, there are no immediate plans to continue the development of CH-4051 although we do continue to pursue potential out-licensing opportunities for this portfolio of molecules.

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

Our Strategy

Our mission is to create long-term stockholder value by acquiring, developing and commercializing innovative products for the treatment of a variety of human diseases that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Since inception in 2002, we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, raising capital, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies and undertaking preclinical and clinical trials of our product candidates. We are a development stage company and have generated no revenues since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling Northera or any of our other pharmaceutical candidates although we could potentially generate revenue prior to any marketing approval by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Currently, operating expenses are being funded with proceeds from equity financings and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises.

Our primary focus remains on our efforts to obtain marketing approval for Northera in Neurogenic OH. We recently announced guidance from the FDA on a resubmission of our New Drug Application, or NDA, for Northera. We are actively engaged in preparations for resubmitting our Northera NDA and anticipate that it can be submitted in the second quarter of 2013. Given that the FDA could grant approval with a commitment to conduct a post-approval efficacy study or require an additional efficacy study pre-approval, as well as the uncertainty of a near-term approval, we intend to discuss with the FDA a new clinical trial that would meet their requirements under either scenario. At the same time, we continue to explore partnering opportunities that can address the resource requirements of both an additional efficacy study and commercialization of Northera.

We also continue to pursue out-licensing opportunities for our antifolate program with potential partners to gauge their interest in licensing this library of compounds. We believe a partner, with access to more significant resources, may be able to manage the necessary additional trials and potential global commercialization efforts more effectively and with less risk than we could and, accordingly, our current strategy is to pursue such a partnership. Similarly, our Board of Directors continues to evaluate all available strategic options, with the goal of maximizing shareholder value including potential licensing and/or partnering arrangements for Northera in North America, Europe and other markets. Any such partnership would aim to provide significant value to us and our stockholders, while maximizing the opportunities for Northera in global markets. Finally, we continue to pursue and evaluate potential out-licensing arrangements for our I-3D portfolio of DHODH inhibiting compounds.

We have retained a management team with leading core competencies and expertise in numerous fields, including manufacturing, clinical drug development, regulatory affairs, finance and business development. We also maintain relationships with advisors with expertise in Neurogenic OH, some of which had been previously engaged in the planning for our 2012 anticipated launch of Northera. Our management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts.

Plan of Operation

Our current plan of operation is to continue pursuit of marketing approval in the US for Northera as a treatment for Neurogenic OH. We continue to evaluate opportunities to further the clinical development of our other current drug candidates including droxidopa for other indications. Also, as we have in the past, we plan to continue evaluating the feasibility of expanding our drug candidate portfolio, as resources permit, by acquiring the rights to other licensed or newly developed compounds or drug technologies for development. We expect our principal expenditures during 2013 to include:

•	operating expenses, including general and administrative and business development expenses; and
•	product development expenses, including the costs for re-filing our Northera NDA and for initiating a new clinical trial for Northera.

In July 2012, we announced that the Board of Directors implemented a restructuring of the Company, including a reduction in force, executive changes and changes to the Board of Directors. Only those employees and positions deemed necessary to gain marketing authorization for Northera in the U.S. were retained. As such, given current staffing needs, hiring would be limited to replacing any of those positions made vacant due to attrition. In addition, we intend to continue using clinical research organizations, or CRO, and third parties to perform our clinical studies and manufacturing.

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

Products Under Development

DROXIDOPA

Product Overview

Droxidopa, a synthetic amino acid, is converted by the body into norepinephrine and, as a prodrug of norepinephrine, provides replacement therapy for norepinephrine deficiency. Norepinephrine is both a hormone and a neurotransmitter. As a hormone, secreted by the adrenal gland, it works alongside epinephrine/adrenaline to give the body sudden energy in times of stress, known as the "fight or flight" response. As a neurotransmitter, it passes nerve impulses from one neuron to the next. While norepinephrine, as a catecholamine, does not penetrate the blood-brain barrier, droxidopa, as a neutral amino acid, is able to do so thus providing both a peripheral and central effect on circulating norepinephrine levels. By producing and replenishing depleted norepinephrine via endogenous enzymatic pathways, droxidopa is believed to allow for the re-uptake of norepinephrine into peripheral and central nervous system neurons.

Droxidopa is currently approved and marketed by DSP in Japan for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in MSA (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. Receiving initial Japanese marketing approval in 1989, droxidopa has historically generated annual revenues of up to approximately $50 million in Japan. In addition to the indications studied by DSP and subsequently approved in Japan, diseases that may potentially be treated with droxidopa include fibromyalgia, Attention Deficit Hyperactivity Disorder, or ADHD and other indications in which norepinephrine deficiencies are believed to play a role.

Clinical Development

We have focused on the clinical development of droxidopa in symptomatic Neurogenic OH, the reduction of falls related to Neurogenic OH in PD, the treatment of fibromyalgia and IDH. In order to maximize the potential therapeutic applications of droxidopa while conserving capital, we have also provided support to several investigator-led studies of droxidopa, including a study completed in 2011 in ADHD and a study completed in 2012 for hypotension related to spinal cord injury. We plan to continue exploring opportunities to support additional, investigator-led studies of droxidopa in indications for which we believe a strong clinical rationale exists. Given the extensive body of clinical data generated from our studies and data available to us under the terms of our licensing agreement with DSP, we continue to pursue marketing approval of droxidopa, under the brand name Northera™, in the United States, and plan to follow that by seeking similar approval in the European Union, for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure, an indication for which the drug has been approved in Japan since 1989.

Neurogenic Orthostatic Hypotension

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

In January 2007, the FDA granted orphan drug status for Northera for the treatment of symptomatic Neurogenic OH in patients with PAF, DBH deficiency and non-diabetic autonomic neuropathy. In the United States, orphan drug status provides seven years of marketing exclusivity. In August 2007, the EMA granted two orphan medicinal product designations for Northera for the treatment of orthostatic hypotension in patients with PAF and MSA, respectively. Although we can expect 10 years of data exclusivity for droxidopa upon approval in Europe as a new chemical entity, orphan medicinal product status could impact regulatory approval requirements in Europe, potentially impacting the time and costs associated with our development of Northera for this market.

Following receipt of the complete response letter, or CRL, from the FDA in March 2012 more fully described below, we have been working with the FDA to clarify the requirements for obtaining U.S. marketing approval for Northera. To obtain further clarity from the FDA, we utilized a formal appeals process that involved the review of the issues presented in the CRL and all other subsequent guidance received from the FDA. The review was led by the Director for the Center for New Drugs and included other senior officials within the FDA, including representatives from the Center for Drug Evaluation I along with officials from the FDA Cardiovascular and Renal Drug Products Division, or CRDP. In February 2013, following the receipt of written guidance from the FDA related to the January review, we were able to provide an update on our plans to move forward with our Northera registration program. The FDA has acknowledged that we may utilize efficacy and safety data from Study 306B to submit a Northera New Drug Application, or NDA, for review by the CRDP. As such, we plan to resubmit the Northera NDA to the FDA, seeking approval to market Northera for the treatment of Neurogenic OH in patients with primary autonomic failure (including PD, MSA and PAF), DBH deficiency and non-diabetic autonomic neuropathy. The resubmission of the Northera NDA will include data from our completed Phase III efficacy studies (Studies 301, 302, 306A and 306B), an integrated summary of efficacy, an expanded, 650-patient safety database, two long-term, open label extension studies, a dedicated thorough QTc study and a 24-hour ambulatory blood pressure monitoring study. The FDA has further informed us that an acute symptomatic endpoint, one demonstrating short-term therapeutic benefit, may be sufficient evidence of efficacy required for approval and that durability of response, as measured by long-term symptomatic benefit, may be shown in a post-approval study.

While this updated guidance is encouraging, the FDA was clear that Study 306B data remains subject to scrutiny, including careful review of data sensitivities and possible audits of clinical sites, the CRO involved in the study and the sponsor. Approval using Study 306B as an additional efficacy study would only be possible based on the strength of that study and its ability to provide substantial evidence of effectiveness. Given this perspective, we anticipate that the FDA will review the study data thoroughly. Notwithstanding their otherwise favorable guidance, the FDA is under no obligation to accept the resubmitted Northera NDA for review and, if accepted, approve Northera if they are not adequately satisfied.

While the FDA’s guidance re-establishes the opportunity to file for the approval of Northera in the near term, we cannot provide any assurance that the FDA will approve Northera without additional clinical evidence. Moreover, the FDA may choose to approve Northera with a requirement for a post-approval efficacy study. Accordingly, we plan to initiate an additional clinical study of Northera in Neurogenic OH, the design of which will be finalized following additional discussions with the FDA. We anticipate that initial patient enrollment and dosing in this study would begin in the fourth quarter of 2013.

The receipt of the CRL in March 2012 followed a September 2011 submission and a November 2011 acceptance of our initial Northera NDA. In February 2012, a meeting of the Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, was held, at the request of the FDA, to review and discuss the Northera NDA. The CRDAC recommended, in a 7 to 4 vote, that the FDA approve our NDA to market Northera in the United States. Notwithstanding that recommendation, on March 28, 2012, the FDA issued the CRL regarding our Northera NDA. The CRL included a request by the FDA that we submit data from an additional positive study to support efficacy and, at that time, the FDA recommendations suggested that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. Subsequent discussions with the CRDP and the Office of Drug Evaluation I in 2012 suggested that study 306B might not be acceptable based on the theoretical potential for un-blinding. However, as discussed above, the FDA has now provided guidance that data from Study 306B may be utilized for a re-submission of the Northera NDA to seek marketing approval in the United States. The FDA noted that data strongly demonstrating a short-term clinical benefit (e.g., improvement in symptoms or ability to function) of droxidopa in patients with Neurogenic OH would be adequate for approval, with a possible requirement to verify durable clinical benefit post-approval.

Prior to our NDA filing in September 2011, we had completed two Phase III efficacy trials, Studies 301 and 302, of Northera for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure. The improvements in the symptoms of Neurogenic OH, as measured by the orthostatic hypotension questionnaire composite score, or OHQ composite, associated with Northera treatment in our pivotal efficacy Study 301 are highly significant (p<0.003). Northera showed similar improvements (p<0.05) in OHQ composite scores in a post-hoc analysis of Study 302 data. We also had completed a QTc study. A QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart's electrical cycle. In general, a prolonged QT interval is a biomarker for ventricular tachyarrhythmias and can be a risk factor for sudden death.

Given the concerns raised by the FDA at the End-of-Review meeting, or EOR, held in May 2012, regarding results from the highest enrolling site in Study 301, we submitted all information pertaining to two independent site visits, neither of which revealed any significant errors in the conduct of the trial, which was consistent with the positive findings from the FDA pre-approval inspection conducted during the review of the Northera NDA. Further, we have submitted all source documentation from all patients at the site and engaged independent, third-party quality experts to confirm the validity of data from the site. Notwithstanding this information, the FDA has and continues to maintain that the concentration and pattern of positive results at this site preclude Study 301 meeting the criteria for a single-study approval, on which our NDA had been prepared.

Although modified by subsequent guidance, in June 2012, the FDA advised that, based on the theoretical potential for un-blinding, Study 306B was unlikely to provide sufficient confirmatory evidence to support a Northera NDA. Soon after receipt of the written response from the FDA, we stopped enrolling patients in our Study 306B. Total enrollment was completed with 174 patients randomized, representing the single largest placebo-controlled study ever conducted in Neurogenic OH. In addition, we modified the primary endpoint of Study 306B to the mean change in OHSA item #1 score (dizziness, lightheadedness, feeling faint or “feeling like you might black out”) at visit 4 (one-week post titration). The rate of patient reported falls was a secondary efficacy endpoint of the study. In December 2012, we announced that preliminary results of Study 306B showed that the primary endpoint of the study had been met. The results showed that treatment with Northera provided clinically meaningful and statistically significant improvements compared to placebo in dizziness/lightheadedness at week 1 (1.0 unit change; p=0.018), the primary endpoint. In addition, compared to placebo, a statistically significantly greater number of patients were observed to experience 2, 3 or 4 unit improvements at week 1 compared to baseline (all p-values < 0.05). Study results also demonstrated a statistically significant increase in standing systolic blood pressure (SBP) at week 1 (5.6 mmHg; p=0.032), an important secondary endpoint of the study. At time points beyond week 1, dizziness/lightheadedness and standing blood pressure predominantly favored Northera-treated patients, although the results were not statistically significant.

Treatment with Northera also resulted in a reduction in the rate of patient falls over the course of Study 306B, although these results were not statistically significant.  Patients receiving placebo experienced a rate of falls per patient per week of 2.0 vs. 0.4 for those on Northera, an 80% reduction. Because several patients on placebo experienced a very large number of falls, we performed multiple sensitivity analyses on this outcome. These analyses showed that the beneficial effect of Northera on falls was evident even if the top 2, 5 or 10 fallers from each treatment group were removed (34%, 36% and 29% reduction, respectively, p=NS). Importantly, the falls data were supported by additional safety data showing that 34% fewer patients receiving Northera experienced fall-related injuries (e.g., contusions, lacerations, fractures) than patients receiving placebo (placebo=25.6% vs. Northera=16.9%, p=NS). Both the reduction in falls and fall-related injuries associated with Northera are consistent with results observed in Study 306A. Preliminary safety data showed that Northera was well tolerated at all dosages tested and, as in prior studies, the incidence of supine hypertension was low.

Following an initial discussion in 2006, we have conducted only limited discussions of the specifics of our clinical program for Northera with the EMA and the regulatory agencies of several European Union member countries and it remains unclear if our current program will be acceptable for marketing approval in the European Union or if we may be required to conduct additional clinical trials.

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

Additional Potential Indications for Droxidopa

In addition to the indications for which we have established active clinical programs, we believe there are a significant number of other therapeutic indications in which norepinephrine function plays a key role and for which droxidopa may provide clinical benefit. To facilitate research in additional indications and maximize the long-term development potential, we have initiated an extra-mural development program that enables independent investigators to conduct clinical trials in their respective fields of expertise. Specifically, we have been exploring Phase II clinical studies, under investigator-sponsored investigational new drug applications, or INDs, intended to evaluate the safety and efficacy of droxidopa in ADHD and hypotensive patients with spinal cord injury, or SCI. For studies conducted under investigator-sponsored INDs, we have limited control over the timing for initiating or completing these studies and, therefore, cannot predict with any certainty when data from these programs will be available.

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

In September 2012, results from an investigator-led, Phase II study to evaluate droxidopa for the treatment of orthostatic hypotension resulting from SCI, preliminary data suggest that low to moderate doses of droxidopa do not worsen supine increases in blood pressure in persons with SCI.  Although droxidopa increased seated blood pressure in a dose-dependent manner, subjects remained relatively hypotensive.  Additional studies would be necessary to determine the effective dose of droxidopa that normalizes blood pressure in this population.

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

In December 2011, Shire reached an agreement with the FDA and in February 2012, the FDA’s Center for Drug Evaluation, or CDER, also agreed to allow Shire to conduct two additional clinical trials to demonstrate the clinical benefit of ProAmatine by the end of 2014. While these trials are ongoing, the proposal to withdraw midodrine from the market has been placed on hold. Should the FDA determine that Shire has failed to adhere to the terms or timeframes specified in this agreement, or the agreed upon trials fail to verify clinical benefit, Shire has agreed to have the FDA make decisions on midodrine without a public hearing, including the potential for withdrawing the marketing approval for midodrine.

As the only approved compound for orthostatic hypotension in the U.S, midodrine’s removal could facilitate higher sales and/or more rapid acceptance of Northera in this indication. However, the FDA has never removed a drug under similar circumstances and we can provide no assurance that they will do so in the case of midodrine.

Other than the increase in blood pressure caused by vasoconstriction, additional midodrine side effects include paresthesia (tingling), piloerection (goosebumps), dysuria (painful urination), and pruritus (itching). The most recently available information shows annual sales (branded and generic) in 2011 of approximately $61 million in the United States. In addition to Shire’s ProAmatine brand, Mylan Pharmaceuticals, Impax Laboratories (Global Pharmaceuticals), Sandoz, Apotex and Upsher-Smith are generic manufacturers of the compound.

Fludrocortisone (Florinef®)

Fludrocortisone is also widely used in the treatment of orthostatic hypotension although this specific indication has not been approved by the FDA. Fludrocortisone is a synthetic adrenocortical steroid possessing very potent mineralocorticoid properties and high glucocorticoid activity. Fludrocortisone, in small oral doses (0.1mg.) produces marked sodium retention and increased urinary potassium excretion leading to enhanced plasma volume and a rise in blood pressure. Side effects include hypertension, water and sodium retention and potassium, or K+, loss. Fludrocortisone is not FDA-approved for Neurogenic OH.

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

Fibromyalgia

While doctors have used antidepressants and pain drugs for years, in June 2007, the FDA granted its first approval for the treatment of fibromyalgia to Pfizer’s Lyrica®, which was already used to treat epilepsy and neuropathic pain. U.S. sales of Lyrica® in 2012 totaled $1.9 billion. Eli Lilly received approval in 2008 to market Cymbalta®, a selective serotonin and norepinephrine reuptake inhibitor, to treat fibromyalgia and generated sales in all indications of $4.5 billion in 2012. Cypress Biosciences, with their partner Forest Laboratories, received FDA approval in early 2009 for Savella® for the treatment of fibromyalgia. Savella® is a norepinephrine serotonin reuptake inhibitor that increases the level of norepinephrine more than it does serotonin and had U.S. sales of $103 million in fiscal 2012.

Northera Marketing

We currently estimate that nearly 400,000 patients suffer from chronic, symptomatic Neurogenic OH in the United States and the European Union combined. This condition is commonly associated with PD, PAF and MSA, the latter encompassing disorders previously known as striatonigral degeneration, olivoponto-cerebellar atrophy and the Shy-Drager syndrome. In addition to the broader symptoms and impact on activities of daily living, Neurogenic OH significantly increases the risk of falls in patients with PD and is believed to be responsible for significant healthcare costs due to the high incidence of falls-related injuries in this patient population, particularly in elderly patients. According to the Centers for Disease Control and Prevention, the cost of medical care for falls-related injuries was estimated to be approximately $19 billion in 2000 and is estimated to grow to $55 billion by 2020. The National Center for Injury Prevention and Control estimates this cost to be between $82 billion and $240 billion with over 500,000 hospitalizations in 2040. Preliminary data from our studies suggests that the use of Northera by patients with Neurogenic OH associated with PD results in a reduction in falls in these patients and provides a rationale for continued interest in evaluating the impact of Northera on falls. Reducing serious falls by 30% in this population, by our estimate, could result in a potential annual savings of approximately $5 billion in falls-related costs, including the costs of extended care in skilled nursing facilities.

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

Clinical Development

Our portfolio of drug candidates includes multiple molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically-inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051. CH-1504 has completed Phase II trials in rheumatoid arthritis. While we do not intend to conduct additional trials or make further investments in the development of CH-1504, clinical work related to this compound might provide meaningful informative data supporting the development of additional compounds in this portfolio. Based on preclinical and clinical findings to date, we have more recently focused our clinical resources on the development of CH-4051, the second clinical stage compound in this portfolio and the more potent L-enantiomer of CH-1504. CH-4051 has been studied in rheumatoid arthritis as its lead indication, having completed a Phase I trial in April 2009 and a Phase II trial for the treatment of rheumatoid arthritis in May 2012.

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

In April 2009, we announced positive findings from our Phase I study of CH-4051. Data from this single and multiple ascending dose study demonstrated that CH-4051 is safe and well tolerated up to a MTD of 7.5mg. This randomized, double-blind, placebo-controlled study was conducted at Kendle International's Clinical Pharmacology Unit in the Netherlands. The primary objective of the study was to evaluate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of CH-4051 in healthy male volunteers and to determine the MTD.

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

In November 2011, we announced results from an interim analysis of unblinded efficacy data from the lower two of three doses of CH-4051 and half of the patients enrolled into the MTX control arm in in this exploratory Phase II trial. Preliminary results from the unblinded interim suggest a dose-dependent therapeutic response in which patients treated with the mid-range, or 1.0 mg daily oral dose, of CH-4051 experienced similar efficacy to patients treated with a standard 20.0 mg weekly dose of MTX. This response suggests that patients currently receiving triple the dose, or 3.0 mg, of CH-4051 in the ongoing study may experience greater therapeutic benefits than patients treated with MTX.

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

Because Phase I data suggested CH-4051 retains the superior safety and tolerability profile of CH-1504 while preclinical data suggested both an enhanced potency compared to CH-1504 and significant superiority to methotrexate, we plan no additional trials of CH-1504.

Other Potential Indications for our Antifolate Portfolio

When available resources allow, we might continue our evaluation of our antifolate portfolio in other indications. Additional potential indications for our antifolates include psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, certain cancers and other immunological disorders. If and as our antifolates advance in rheumatoid arthritis studies, we could begin to focus on the timing of clinical programs for our antifolate compounds in these additional indications.

Antifolate Competition

There are many different drugs that are used to treat rheumatoid arthritis, including hormones, small molecules and biologics, which are manufactured using recombinant technology. The normal course of therapy for rheumatoid arthritis begins with analgesics, such as aspirin, and non-steroidal anti-inflammatory agents, followed by disease modifying anti-rheumatic drugs, or DMARDs, including low dose steroids, MTX, leflunomide and biologics, and, finally, reconstructive joint surgery for patients failing all therapies. DMARDs are the only drugs that have been shown to alter the course of the disease.

Currently Available DMARDss. MTX, a classical antifolate, was originally used as a chemotherapy drug to treat certain kinds of cancer, but was also found to be beneficial in treating inflammatory arthritis and psoriasis. MTX is generic and marketed in both injectable and oral formulations by multiple companies including Barr Laboratories, Boehringer Ingelheim Pharma, Mayne Pharma and Mylan Laboratories. Traditional oral DMARDs include MTX, leflunomide, auranofin, sulfaszlazine, cyclosporine, hydroxychloroquine, azathioprine and penicillamine. In November 2012, the FDA approved the newest oral small molecule DMARD, Pfizer’s JAK3 inhibitor (Xeljanz, formerly tasocitinib) for the treatment of rheumatoid arthritis. We believe that with significant ACR scores and good tolerability in addition to the benefit of oral delivery, Xeljanz may be a favorable alternative to the currently approved biological agents.

Currently Available Biologics. Although there have been positive results for biologics, we believe physicians are likely to reserve anti-tumor necrosis factor, or anti-TNF, and other biologic therapies for patients who have failed or had a limited response to initial MTX monotherapy. Despite increased aggressiveness of treating physicians and easier reimbursement, we believe front line use with biologics either in monotherapy or in combination with MTX is unlikely to occur due to their high costs and side effect profile. Humira®, Enbrel® and Remicade® are TNF blockers that have been approved by the FDA and are the top selling biologics for rheumatoid arthritis with 2012 U.S. sales of $4.3 billion, $4 billion and $3.7 billion, respectively. These three TNF blockers are administered to patients by injection and can be used alone or in combination with other DMARDs, such as MTX, or NSAIDs such as aspirin or ibuprofen. Other biologics available for the treatment of rheumatoid arthritis are Simponi®, Rituxan®, Orencia®, Cimzia®, Actemra®, and Kineret®.

DMARDs and Biologics in Development. There are numerous small molecule oral DMARDs and biologics in various stages of clinical development for rheumatoid arthritis. The most advanced small molecule DMARD is Rigel Pharmaceuticals’ R788 (fostamatinib disodium), licensed by AstraZeneca in February 2010. Fostamatinib is currently in Phase III clinical trials in rheumatoid arthritis and is expected to report data from those trials in early 2013. An oral syk kinase inhibitor, fostamatinib demonstrated statistically significant results in treating rheumatoid arthritis patients in Phase II clinical trials. However, we anticipate that, like most biologics, this and other small molecule oral DMARDs would work best in combination with MTX or similar antifolates and should not significantly impact the opportunity available to our antifolate portfolio.

Antifolate Marketing

Given the size of the rheumatoid arthritis market, the vast sales forces required to compete in this market, and the necessary infrastructure required, our marketing strategy for our antifolates would include contracting with or licensing to third parties. It is possible that we might directly commercialize or co-promote our antifolate compounds in the smaller therapeutic indications such as psoriasis or irritable bowel disease. Out-licensing arrangements might be negotiated and entered into prior to one or more of our antifolate drug candidates being approved for marketing.

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

Once the required clinical testing is successfully completed, the results of the preclinical studies and of the clinical studies, as well as information on the manufacture and composition of the drug, are submitted to the FDA in an NDA. If the FDA grants NDA approval, the product can then be marketed for one or more approved indications. On the other hand, if the FDA reviews the application and deems it to be inadequate to support the NDA approval, and hence, marketing approval, an approval might not be granted on a timely basis, if at all. The FDA might also refer the application to the appropriate advisory committee, typically a panel of clinicians and scientists, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The overall drug development process, including preclinical testing and clinical trials through to marketing approval, requires substantial time, effort and financial resources.

The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that might be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. While Northera has qualified as Fast Track , we cannot ensure that any of our other drugs will qualify for any of these programs, or, to the extent that a drug does qualify, that the review time will be reduced.

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

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval and may require the submission of a supplemental NDA. Before we could market our product candidates for additional indications, we would have to obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot ensure that any additional approval for new indications, if any, for any product candidate would be approved.

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

The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities, including an assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use, or have contracted with, third party manufacturers to produce our products in clinical quantities and in commercial quantities for Northera, and we intend to do so with any future manufacturing needs. Future FDA inspections might identify compliance issues at the facilities of our contract manufacturers that might disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after any approval might result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

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

Manufacturing

We own no manufacturing facilities, quality control laboratories or warehouses for storage and distribution of our product candidates. We intend to use, or have contracted with, third-party contractors for manufacturing drug substances under development or planned for commercialization. We also use contractors for preformulation, formulation and analytical development as well as manufacturing of drug products used for clinical studies. If any of our products are approved by the FDA for marketing, we plan to use third-party contractors for producing the commercial product and have contracted with manufacturers to do so for Northera in the event it is approved. This strategy enables us to direct our financial resources to product development without devoting resources to the time and costs associated with building manufacturing plants and laboratories and we plan on continuing this strategy for the foreseeable future.

We obtain the active pharmaceutical ingredient for droxidopa from DSP pursuant to our exclusive license agreement with DSP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – License Agreement and Development Agreement Obligations” in Part II, Item 7 of this Report for a description of that agreement. We rely on Patheon Inc. with whom we have a manufacturing services agreement to manufacture and package Northera. Pursuant to the agreement, we have the right to qualify an alternative manufacturer.

Intellectual Property

 We actively seek to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other key markets. Our goal is to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates, including droxidopa, and any future product candidates and proprietary technologies through a combination of contractual arrangements and patents, both in the United States and other countries.

Our patent estate for the antifolate portfolio includes three issued U.S. patents, several issued patents outside the United States, four pending U.S. patent applications, a pending Patent Cooperation Treaty (PCT) patent application and several related patent applications pending in countries outside the United States. The issued U.S. patents are U.S. Patent No. 5,912,251, issued June 15, 1999, and U.S. Patent No. 7,829,708, issued November 9, 2010. In addition, on May 31, 2011, we were issued U.S. Patent No. 7,951,812 entitled “Substituted Pyrrolo[2,3-D]Pyridines as Antifolates.” Issued and pending patent applications cover certain antifolate compounds, including claims to these compounds as compositions of matter, in pharmaceutical formulations and for use in treatment of certain diseases

Our patent estate for droxidopa includes three issued U.S. patents, several issued foreign patents, several pending U.S. patent applications and related patent applications pending in countries outside the United States, including Europe. The pending applications are directed to pharmaceutical compositions comprising droxidopa and therapeutic methods of treatment using droxidopa. The issued U.S. patents are U.S. Patent No. 8,383,681, issued February 26, 2013 and entitled “Droxidopa and Pharmaceutical Composition Thereof for the Treatment of Mood Disorders, Sleep Disorders, or Attention Deficit Disorders”; U.S. Patent No. 8,008,285, issued August 31, 2011 and entitled “Droxidopa and Pharmaceutical Compositions Thereof for the Treatment of Fibromyalgia,” and; U.S. Patent No. 8,158,149, issued April 17, 2012 and entitled “Threo-DOPS Controlled Release Formulation.” We plan to continue to strengthen our patent estate on droxidopa by filing and pursuing additional patents.

The patent estate for the I-3D portfolio includes U.S. Patent No. 7,074,831, issued July 11, 2006, and U.S. Patent No. 8,263,658, issued September 11, 2012, several related issued patents outside the United States, as well as a pending U.S. patent application and a number of related patent applications pending in countries outside the United States.

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

At March 7, 2013, we had a total of 18 full time employees. We believe the relationships with our employees are satisfactory. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel as needs should arise. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary to support our business.

Where you can find additional information

Our website address is www.chelseatherapeutics.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of March 7, 2013.

Name	Age	Position

Joseph Oliveto	45	Interim President and Chief Executive Officer

J. Nick Riehle	60	Vice President, Administration and Chief Financial Officer

William D. Schwieterman	55	Vice President, Chief Medical Officer

L. Arthur Hewitt	59	Vice President, Chief Scientific Officer

Michael J. Roberts	43	Vice President, Business Development

Joseph Oliveto, MBA – Interim President and Chief Executive Officer. Mr. Oliveto was named Interim President and Chief Executive Officer in July 2012 in conjunction with the resignation of our former CEO during the restructuring announced at that time. He joined us in June 2008 as Vice President of Operations following a two-year assignment as Executive in Residence at Pappas Ventures, a life sciences venture capital firm. Prior to Pappas Ventures, he served in a number of progressively senior positions at Hoffmann-La Roche, most recently as the Global Alliance Director for Roche's licensing organization. Previous experience at Roche includes clinical development, project management, manufacturing process improvement and global business. During his tenure, he played an integral part in the success of multiple NDA filings, developed comprehensive launch programs, including those for both Pegasys and Copegus, and closed multiple licensing deals. Mr. Oliveto obtained a BA in Chemistry and an MBA from Rutgers University.

J. Nick Riehle, MBA – Vice President, Administration and Chief Financial Officer. Mr. Riehle has been our Vice President, Administration and Chief Financial Officer since July 2004. Prior to that he served as Chief Financial Officer at HAHT Commerce, Inc., a software company, from August 1996 until June 2003 and as an independent contractor from July 2003 until July 2004. Prior to that, Mr. Riehle served in various roles at Nortel Networks and IBM. Mr. Riehle has his Bachelor of Commerce from McGill University, his MBA from York University and earned a Certified Management Accountant (CMA) designation from Ontario, Canada.

William D. Schwieterman, M.D. – Vice President, Chief Medical Officer. Dr. Schwieterman joined the company as an employee and officer in October 2009 after serving for more than a year on our Board of Directors and several years as a consultant and member of our Scientific Advisory Board for rheumatology.  He is a rheumatologist and board-certified internist who was formerly Chief of the Medicine Branch and Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials at the FDA. In these capacities and others, Dr. Schwieterman spent 10 years at the FDA in the Center for Biologics overseeing a wide range of clinical development plans for a large number of different types of molecules. Dr. Schwieterman helped author the FDA's "Good Review Practices" for investigational products, and was instrumental in developing several guidance documents for the industry. After leaving the FDA, he acted as an independent consultant to biotechnology and pharmaceutical companies, focusing on clinical drug development and regulatory matters. He currently serves on the board of directors of OXiGENE, Inc., a publicly traded company, and Neumedics, Inc., a privately held drug development company. Dr. Schwieterman holds a B.S. and M.D. from the University of Cincinnati.

L. Arthur Hewitt, Ph.D. – Vice President, Chief Scientific Officer. Dr. Hewitt was named our Chief Scientific Officer in January 2010 after serving as our Vice President, Drug Development since May 2004. Prior to that he served as an independent contractor from January 2003 to May 2004, as Director of Scientific Affairs at Shearwater Corporation, a drug delivery company, from October 2002 until January 2003 and as Director of Scientific Affairs for Amgen Canada from July 1991 until November 2000. During his years at Amgen, Dr. Hewitt oversaw the approval of Neupogen, Stemgen and Infergen. Dr. Hewitt obtained his Ph.D. in Pharmacology from the Medical School at the University of Montreal.

Michael J. Roberts, Ph.D. – Vice President, Business Development. Dr. Roberts was named an officer of Chelsea in January 2010 after having served since August 2004 as Senior Director of Business Development. He joined us from Nektar Therapeutics where he was Director of Business Development for their Molecule Engineering technology. Prior to this, he was Manager of Biopharmaceutical Research at Shearwater Corporation where he led and was successful in the development of preclinical drug candidates from initial stages of research through Phase I clinical study. Dr. Roberts obtained his Ph.D. in Materials Science from the University of Alabama in Huntsville and B.S. in Chemical Engineering from Pennsylvania State University.

ITEM 1A.	RISK FACTORS.

Investment in our securities involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and our other public filings, before making investment decisions regarding our securities. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in any documents incorporated in this Report by reference.

Risks Related to Our Business

We currently have no product revenue and will need to raise additional capital to operate our business.

To date, we have generated no product revenue. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenue. Currently, our primary product candidates are droxidopa and our antifolates portfolio, and none are approved by the FDA nor, with the exception of droxidopa, for which DSP has secured Japanese approval, any other regulatory agency for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. In 2012, our operating expenses totaled approximately $31.8 million, including non-cash items and the impact of our restructuring and we anticipate that 2013 operating expenses will be approximately $18.2 million, including non-cash items. As of December 31, 2012, we had cash and cash equivalents of approximately $28.4 million.

In order to fund operations and increase our cash reserves, we may seek to out-license our products or seek additional sources of financing and such opportunities might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we might never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and might never become profitable. From inception through December 31, 2012 we had a loss of $215.1 million. We had net losses of $31.7 million for the year ended December 31, 2012 and net losses of $50.5 million and $37.3 million for the years ended December 31, 2011 and 2010, respectively. Actual losses will depend on a number of considerations, including:

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

Our operations have largely been limited to organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. While we began preparations for the commercialization of Northera in late 2011 and the first half of 2012, these activities were curtailed upon receipt of the CRL and most of the personnel hired for those commercialization activities have been terminated. Our current plan of operation is to continue pursuit of marketing approval in the United States for Northera for use in the treatment of Neurogenic OH. We currently have no work underway with respect to the clinical development of our other current drug candidates. Our operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

Although we have announced plans to prepare and resubmit an NDA for Northera, potentially with approval near the end of 2013, we cannot assure you that this NDA will be approved.

As previously announced, in February 2013 we received a response concerning an appeal we made to the FDA related to the CRL issued by the FDA in March 2012 with respect to our Northera NDA. In their response, the FDA acknowledged that data strongly demonstrating a short-term clinical benefit would be adequate for approval and that data from our Study 306B can be considered for approval of Northera. The FDA was also clear that 306B data will remains subject to scrutiny, including careful review of sensitivities, possible site audits and other factors. The FDA stated that approval using 306B as an additional efficacy study would only be possible based on the strength of that study and its ability to provide substantial evidence of effectiveness. We anticipate that the FDA will in fact review the study carefully. The FDA is under no obligation to approve Northera if they are not adequately satisfied with the data and analyses presented, particularly within the context of the various issues raised in their CRL.

The FDA has expressed significant concern regarding the data obtained from the largest enrolling site from Study 301 and might determine that this study cannot be used for the approval of Northera.

In the CRL and in follow-up discussions with Chelsea, the FDA expressed significant concern regarding disproportionate results from the highest enrolling site in Study 301.  We agreed to and have submitted all source documentation from all patients at this site to the FDA. In addition, we have provided the FDA with information pertaining to two additional post-study independent site visits, neither of which found any significant errors in the conduct of the trial. These findings are in keeping with the official FDA site audit conducted during the review of the Northera NDA. We have subsequently sponsored an independent “Directed Audit” of this center which supports, through the lack of significant findings, the validity of the data from that site.  Regardless of the lack of audit findings, the FDA has indicated that the data from this particular site has a very low level of variability and positively favors Northera, compared to placebo, to a magnitude that is disproportionate to the data from the remainder of the clinical sites in the study.  If the data from this site is removed from the overall analysis of the study, statistical significance of the study is lost on the endpoint of dizziness, although a strong trend in favor of droxidopa still exists. The disproportionality of the data from the single site invalidates study 301 from meeting the FDA’s single study acceptance guidance for drug approval.  Our current understanding is that Study 301 remains useful as an efficacy study that, when combined with another positive efficacy study, might provide the basis for an NDA resubmission which is reviewable for marketing authorization.  Should additional concerns or findings be raised about that site or other aspects of Study 301 however, the potential exists that Study 301 would not considered as a pivotal efficacy study and Chelsea would be required to submit two additional, positive efficacy trial results to support review for approval.  Moreover, the existing level of concern about Study 301 is likely to elicit a higher level of scrutiny from the FDA with regard to items such as disproportionate site effects and overall data quality in their review of Study 306B.

The delay in our clinical and registration programs for Northera is likely to require additional financing.

The delays we have experienced to date to the approval and planned commercial launch of Northera may require us to pursue additional sources of capital in order to cover anticipated costs to obtain FDA approval, particularly if an additional clinical trial or trials are required in order to satisfy the FDA’s requirement. The CRL issued by the FDA in March 2012 in response to our NDA for Northera included a request by the FDA that we submit data from an additional positive study to support efficacy for Northera. While recent FDA guidance now indicates that Study 306B might be adequate to meet this requirement, the FDA has also indicated that it would rigorously review such a submission and our submission might not receive approval. Given the likelihood that the FDA would require a post-approval efficacy study, should approval be granted, as well as the uncertainty of a near-term approval, we intend to discuss with the FDA a new clinical trial that would meet their requirements under either potential scenario. In addition, the costs of a new clinical trial or cots to prepare any additional filings with the FDA, including a resubmission of the Northera NDA, might prove to be significant.

We might not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize our product candidates including Northera (droxidopa), our antifolates, or any other product candidate either currently in our drug candidate portfolio or which we might acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. For example, the CRL issued by the FDA in March 2012 in response to our NDA for Northera included a request by the FDA that we submit data from an additional positive study to support efficacy for Northera and we plan to discuss with the FDA a new clinical trial in connection with our planned resubmission of the Northera NDA. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

•	delay commercialization of, and our ability to derive product revenue from, a product candidate;
•	reduce available time during which our intellectual property is protected under various U.S. and foreign patents;
•	impose costly procedures on us; and
•	diminish any competitive advantages that we might otherwise enjoy.

Even if we comply with all FDA requests, the FDA may reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of product candidates will severely undermine our business and could substantially extend the period before we have a saleable product, leaving us without any source of revenue until another product candidate can successfully be developed and commercialized. There is no guarantee that we will ever be able to develop and commercialize or acquire another product candidate or to obtain approval for any such additional product candidate that might be acquired.

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

Although we plan to evaluate strategic arrangements that would be beneficial to our stockholders, we might not be successful.

With the announcement of our reorganization on July 10, 2012 we stated our intent to explore and evaluate all available strategic options to determine the best path forward for our Company and our stockholders. Such options might include out-licensing of our products or even the merger or sale of the company. Despite this intent, there is no guarantee that we will be able to successfully identify any such options that would be acceptable. Moreover, if we are able to identify any acceptable options, we cannot provide assurances that we could be successful in negotiating any such transaction on favorable terms, if at all, or that the terms of any such transaction would be sufficient to meet our capital requirements. Such a transaction might also reduce the potential for future profits and/or negatively impact our stock price.

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

We, and certain of our executive officers, have been named as defendants in purported class action lawsuits that allege violations of federal securities laws related to various statements regarding our development of Northera for the treatment of symptomatic Neurogenic OH and the likelihood of FDA approval. We intend to engage in a vigorous defense of such litigation. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business. In addition, any settlement of the litigation could require payments that exceed the limits of our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition. Additional similar lawsuits might be filed.

In addition, on May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to Chelsea in connection with various statements related to our development of Northera for the treatment of neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that we and our officers filed on November 16, 2012 in response to the consolidated complaint in the class action.

Our recent reduction in workforce and any possible future reductions could adversely impact our ability to operate effectively.

On July 10, 2012 we announced changes to our Board of Directors and senior management as well as a broad reorganization that included significant reductions in staff levels. While a number of the employees eliminated had been hired as part of our commercialization plans for Northera which have now been delayed, other staff positions eliminated provided support in areas other than commercialization activities. Moreover, certain of the commercialization staff provided market intelligence and insights for our business development analyses and discussions. While some of these resources may remain available on a consulting basis, their availability cannot be guaranteed. Similarly, while Dr. Simon Pedder, our former CEO, and Keith Schmidt, our former Vice President of Sales and Marketing, are to continue providing support on a consulting basis, we cannot be certain that either will remain available for such support or that they would be available to the extent required. In addition, we saw an increase in the level of attrition during the latter half of 2012 as several employees tendered their resignations. Given the difficulties in recruiting additional new hires at this time, we have decided not to fill these vacant positions immediately and that could adversely impact our ability to conduct operations. Finally, additional reductions to staff levels may be required or we might see additional attrition should other officers and/or employees choose to resign, further impacting our ability to conduct our operations.

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

The FDA indicated in the CRL that additional bioequivalence work would be required to support the approval of a 300mg dose for Northera. We had sought approval of a 300mg capsule to complement the availability of 100mg and 200mg capsules utilized in our clinical trials for Northera. While we continue to review our options with respect to this requirement and the possible timing of additional bioequivalence work, we can provide no assurances that we can successfully obtain approval of a 300mg dose even if we are successful in obtaining approval to market Northera in the United States. If we are unable to obtain approval of a 300mg capsule and launch, upon approval of Northera, with only 100mg and 200mg capsules available, patients using higher doses would be required to take additional capsules, potentially impacting compliance and persistence rates and negatively impacting sales.

We have not determined any additional requirements that may be needed in order to meet the expectations of the European Medicines Agency, or EMA, or other foreign regulatory agencies in order to obtain marketing approval for Northera outside the United States.

Since an initial discussion several years ago, we have only conducted limited discussions of the specifics of our clinical program with the EMA, and several individual European Union, or EU, countries’ regulatory agencies, and we have not yet determined if our current program for Northera in Neurogenic OH will be acceptable for approval in the EU, or any particular member country. While we continue to believe that the safety data from Study 306B with an extended period of placebo control is better aligned with the requirements as expressed by the EMA previously, we cannot be certain of this. In 2011, we conducted discussions with several EU member country regulatory agencies to better understand their and, derivatively, the EMA’s expectations with regard to their efficacy requirements. However, until we proceed further with those discussions it will not be clear that Study 301 and Study 302 data, along with data from the related extension studies and Study 306B data, will be sufficient for filing in the EU. If not, we may be required to conduct additional clinical trials and, regardless, we cannot guarantee that Study 306B data will show a significant symptomatic benefit for patients with Neurogenic OH to support approval or that any subsequent trials will provide adequately favorable data.

There has been only very limited testing of our I-3D product candidates.

Our I-3D product candidates are early in their development. None of the candidates have had adequate toxicology testing in animals to permit clinical testing and there is no clinical evidence of efficacy for any of these candidates, despite limited similarities with compounds currently marketed by others. Animal toxicology trials on our I-3D compounds may not permit further development of these drugs or we may have to carry out toxicology trials on several compounds before we find one that is appropriate for clinical testing, if at all. Once clinical trials are undertaken, the compound or compounds may not prove adequately safe and efficacious in humans and may not be approved by the FDA or other regulatory agencies. Moreover, because of the scarcity of capital and competing priorities within our development program we do not know when we will be able to continue any such testing or commence clinical trials, if ever.

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

We have announced our exploration of certain additional indications for droxidopa and we may make similar announcements in the future. While trials conducted by DSP for the Japanese market provide evidence of efficacy for certain indications, other indications may be explored for which we have no existing clinical evidence of efficacy. Such trials are likely to be very costly. We do not have market approval from the FDA or other regulatory agencies for any of the indications we are exploring and there are no guarantees that additional clinical trials will provide new evidence of efficacy in the targeted indications or permit us to gain market approval from regulatory agencies.

Physicians and patients might not accept and use our drugs.

Even if the FDA approves any of our product candidates, physicians and patients might not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drug candidates;
•	cost-effectiveness of our product relative to competing products;
•	understanding by prescribing physicians of the medical conditions we are attempting to address;
•	availability of reimbursement for our product from government or other healthcare payers; and
•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

Our drug development program also depends upon other parties who are outside our control.

We have licensed certain rights related to droxidopa from DSP and depend upon them for data and support in advancing our clinical program for this compound. Our licensing agreement with DSP grants us an exclusive, worldwide, sub-licensable license, with certain geographic restrictions, and rights to droxidopa including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. In addition, DSP is currently the preferred manufacturer of this compound for our clinical program and commercialization efforts. Without the timely support of DSP, our drug development programs could suffer significant delays, require significantly higher spending or face cancellation.

We rely exclusively on third parties to formulate and manufacture any product candidates.

We have only limited experience in drug formulation and no experience in drug manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. While we have a contract in place with DSP and another manufacturer for droxidopa for our clinical trials and possible commercialization, we currently have no contract for the commercial scale manufacture of our antifolates or I-3D compounds. We have contracted with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our antifolate clinical trials. If any of our current product candidates or any other product candidates that we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to risks, including that:

•	We might not be able to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any, or limitations in their capacity could limit the timely availability of our product, which could alienate prescribing physicians and/or their patients if we cannot meet their demand for our drugs.
•	Our contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
•	Our contract manufacturers might require financial assistance to increase their capacity levels required for our markets.
•	Our contract manufacturers have competing clients and/or competing products that vie for production scheduling. Drug manufacturing lead times for droxidopa are long. The increased risk associated with not securing timely production scheduling slots could lead to not having adequate supplies for launch should Northera be approved or face gaps in commercial supply and “stock outs” after launch.
•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, or DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Specifically, not all physicians recognize a separate indication for symptomatic Neurogenic OH and we cannot provide assurances that reimbursement will be approved by the relevant decision makers even if droxidopa receives market approval from the FDA or other regulatory authorities.

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

Companies that currently sell compounds used for the treatment of orthostatic hypotension include Apotex, Mylan Pharmaceuticals, Impax Laboratories, Sandoz, Teva, Upsher-Smith Laboratories and Pfizer. Companies that currently sell both generic and proprietary compounds for the treatment of rheumatoid arthritis include, but are not limited to, Abbott Laboratories, Amgen, Pfizer, Sanofi-Aventis, Boehringer Ingelheim Pharma, Hoffmann-La Roche, Johnson & Johnson, Bristol-Myers Squibb, Mylan Laboratories and UCB. Alternative technologies are being developed to treat rheumatoid arthritis by numerous companies including Rigel, Astra Zeneca and GSK which are in advanced clinical trials or filed with regulatory agencies. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

Our success, competitive position and future revenue will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We do not know whether any of our pending patent applications or those patent applications that we may file or license in the future will result in the issuance of any patents. Moreover, we cannot predict the degree of patent protection that will be afforded by those patent applications that do result in issuance. Although we generally seek the broadest reasonable patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. If our patent protection for any particular compound is limited to a particular method of use or indication such that, if a third party were to obtain approval of the compound for use in another indication, we could be subject to competition arising from off-label use.

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

In addition, we do not anticipate having patent protection on droxidopa when and if it receives market approval by the FDA for Neurogenic OH under the brand name Northera™. While the orphan drug designation for this compound by the FDA will provide seven years of market exclusivity, we will not be able to exclude other companies from manufacturing and/or selling this compound beyond that timeframe.

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

Our license agreement with DSP reserves rights to the licensor in Japan, Korea, China and Taiwan which preclude our commercialization of droxidopa in those markets. Our license agreement with Dr. Nair reserves rights to the licensor in India. Therefore, we will not commercialize our products in these respective markets.

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

We are a small, development stage company. Should we obtain approval for any of our product candidates, our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. As of March 7, 2012, we had 18 full-time, permanent employees. If we are unable to manage our growth effectively, our business would be harmed.

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

As a small, development stage company, we are highly dependent on our executive officers, including our principal scientific, regulatory, and medical officers and advisors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business will be harmed.

As a small, development stage company, we currently employ qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and administration. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities and other research institutions. In the third quarter of 2012, we instituted a corporate reorganization in which we eliminated virtually all sales and marketing personnel whom we had previously hired in anticipation of the commercial launch of Northera. To commercialize Northera on our own in the future, we would need to rehire appropriate sales and marketing personnel. Competition is intense for qualified individuals in all areas of pharmaceutical development and commercialization and we cannot be certain that any search for such personnel will be successful.

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

Risks Related to Our Common Stock

Based upon recent trading prices, our common stock could potentially face delisting from the NASDAQ Capital Market.

Under NASDAQ rules, companies listed on the NASDAQ Capital Market are required to maintain a share price of at least $1.00 per share and if the share price declines below $1.00 for a period of 30 consecutive business days, then the listed company would have 180 days to regain compliance with the $1.00 per share minimum. On January 28, 2013 the Listing Qualifications Staff of the NASDAQ Stock Market notified us that we no longer complied with the minimum $1.00 per share requirement for continued listing on the NASDAQ Capital Market as set forth in NASDAQ Listing Rule 5550(a)(2).  However, as of March 5, 2013, the share price of our common stock had closed above $1.00 for 10 consecutive trading days, such that we had regained compliance with the minimum share price requirement.  In the event that our share price falls below $1.00 for 30 consecutive business days in the future, we may be required to take additional actions, such as a reverse stock split, in order to comply with the NASDAQ rules that may be in effect at the time. Such actions might negatively impact the trading price of our common stock.

If we are not able to comply with the minimum share price or other listing standards of the NASDAQ Capital Market, our common stock may be delisted from the NASDAQ Capital Market that could negatively impact our liquidity in the market for our common stock.

The prices at which shares of our common stock are traded will likely be volatile.

You should expect the prices at which our common stock is traded to be highly volatile. Since the commencement of trading on The NASDAQ Capital Market in May 2006, the price has varied from a low of $0.70 to a high of $8.41. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Currently, five financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If any of the analysts who cover us downgrade our stock, our stock price would likely decline rapidly. If these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares of common stock.

As of December 31, 2012, we had 67,075,779 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. In addition, we have outstanding options and warrants to purchase an aggregate of 7,076,070 and 2,023,530 shares, respectively, of our common stock. If these options or warrants are exercised and the shares issued upon exercise are sold, the market price of our securities may also decline. These factors also could impair our ability to raise needed capital by depressing the price at which we could sell our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently lease 13,979 square feet of office space in Charlotte, North Carolina. This lease, as amended in October 2010, currently requires monthly payments of approximately $30,000. The lease will expire in March 2016. The agreement calls for annual rent increases of 3%. Under the terms of the lease, a security deposit equal to two months’ rent, or approximately $38,000, was returned to us in 2012. We believe that our current facilities are adequate to meet our needs to later 2013 or early 2014.

ITEM 3.	LEGAL PROCEEDINGS.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to our development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of our common stock from November 3, 2008 through March 28, 2012. We and our officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to our development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that we and our officers have filed on November 16, 2012 in response to the consolidated complaint in the class action.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “CHTP”. The following table sets forth the high and low prices of our common stock for the reported periods, as reported by the NASDAQ Capital Market.

	High	Low
Fiscal year ended December 31, 2011
First Quarter	$8.15	$3.52
Second Quarter	$5.34	$3.83
Third Quarter	$5.89	$3.56
Fourth Quarter	$5.63	$3.37

Fiscal year ended December 31, 2012
First Quarter	$5.36	$2.41
Second Quarter	$2.35	$1.07
Third Quarter	$1.46	$0.87
Fourth Quarter	$1.87	$0.76

As of March 6, 2013, the last sale price of our common stock on the NASDAQ Capital Market was $1.77 per share. As of March 5, 2013, there were approximately 230 stockholders of record, as derived from our shareholder records excluding beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

For a discussion of outstanding options, warrants and other securities exercisable for, or convertible into, shares of our common stock, please see Note 7 of the financial statements under Item 8 in this Annual Report on Form 10-K.

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

The following table sets forth financial data with respect to us as of and for the five years ended December 31, 2012 and the period from April 3, 2002 (inception) through December 31, 2012. The selected financial data below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

						Period from
						April 3, 2002
						(Inception)
						through
	Years ended December 31,					December 31,
	2012	2011	2010	2009	2008	2012
	(In thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$16,744	$37,270	$30,871	$23,985	$27,109	$162,505
Sales and marketing	7,222	8,068	2,476	2,289	1,561	24,246
General and administrative	5,680	5,276	4,155	4,076	3,727	30,903
Restructuring	2,158	-	-	-	-	2,158
Total operating expenses	31,804	50,614	37,502	30,350	32,397	219,812

Operating loss	(31,804)	(50,614)	(37,502)	(30,350)	(32,397)	(219,812)
Interest income, net of expense	68	162	172	188	1,701	4,751
Other income (expense)	-	-	-	4,390	(4,390)	-

Net loss	$(31,736)	$(50,452)	$(37,330)	$(25,772)	$(35,086)	$(215,061)

Net loss per basic and diluted share of common stock	$(0.47)	$(0.84)	$(0.91)	$(0.82)	$(1.17)

Weighted average number of basic and diluted common shares outstanding	66,892,982	60,136,326	41,184,623	31,549,739	30,027,031

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,425	$41,106	$47,593	$22,295	$21,533
Short-term investments, net	-	4,500	-	11,450	10,306
Working capital	25,765	33,336	34,970	12,671	20,260
Long-term investments, net	-	-	-	-	11,329
Total assets	28,928	46,903	48,374	34,349	44,130
Line of credit payable	-	-	-	11,466	7,277
Deficit accumulated during the development stage	(215,061)	(183,326)	(132,873)	(95,543)	(69,771)
Total stockholders' equity	25,916	33,665	35,188	12,852	24,548

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

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop technologies that address important unmet medical needs or offer improved alternatives to current methods of treatment. Specifically, we are developing droxidopa, a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure, dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. We also have interest in evaluating the potential therapeutic applications of droxidopa in other potentially norepinephrine related conditions and diseases including intradialytic hypotension, or IDH, fibromyalgia and adult attention deficit hyperactivity disorder. In addition, we have a portfolio of metabolically inert antifolates that we have studied as a potential treatment of rheumatoid arthritis and that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

Northera™ (droxidopa), our most advanced investigational product candidate, is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic Neurogenic OH. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in multiple systems atrophy (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. During 2007, the FDA granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH in patients with PAF, DBH deficiency and non-diabetic autonomic neuropathy and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure, or PAF, and patients with multiple system atrophy, or MSA. In the U.S., orphan drug status provides seven years of marketing exclusivity from the date of approval and designation as a new chemical entity in the European Union provides for 10 years of marketing exclusivity.

Following receipt of the complete response letter, or CRL, from the FDA in March 2012 as more fully described below, we have been working with the FDA to clarify the requirements for obtaining marketing approval for Northera in the U.S. To obtain further clarity from the FDA, we utilized a formal appeals process that involved the review of the issues presented in the CRL and all other subsequent guidance received from the FDA. The review was led by the Director for the Center for New Drugs and included other senior officials within the FDA, including representatives from the Center for Drug Evaluation I along with officials from the FDA Cardiovascular and Renal Drug Products Division, or CRDP. Subsequent to that review, we received written guidance from the FDA and were able to provide an update on our plans to move forward with our Northera registration program. The FDA has indicated that it will allow the use of Study 306B as supportive evidence of both efficacy and safety in a Northera New Drug Application, or NDA, for review by the CRDP. As such, we plan to resubmit our Northera NDA to the FDA, seeking approval to market Northera. We currently anticipate that the NDA resubmission will take place in the second quarter of 2013. Under the Prescription Drug User Fee Act, or PDUFA, the FDA’s goal would be to review and act on the NDA, if accepted for review, in the fourth quarter of 2013.

The resubmission of the Northera NDA will include data from our three completed Phase III efficacy studies (Studies 301, 302, 306A and 306B), an integrated summary of efficacy, an expanded, 650-patient safety database, two long-term, open label extension studies, a dedicated thorough QTc study and a 24-hour ambulatory blood pressure monitoring study. The FDA has further informed us that an acute symptomatic endpoint, one demonstrating short-term therapeutic benefit, may be sufficient evidence of efficacy required for approval and that durability of response, as measured by long-term symptomatic benefit, may be shown in a post-approval study.

While the FDA’s updated 2013 guidance is encouraging, the FDA was clear that Study 306B data remains subject to scrutiny, including a thorough review of data sensitivities and that the FDA might conduct audits of clinical sites, the CRO involved in the study and the sponsor. Approval using data from Study 306B in support of efficacy claims for Northera would only be possible based on the strength of that data and its ability to provide substantial evidence of efficacy. As such, the FDA is under no obligation to approve Northera if they are not adequately satisfied with the data presented and we cannot provide any assurance that the FDA will approve Northera. The FDA might require additional clinical evidence or might choose to approve Northera with a requirement for a post-approval efficacy study. Accordingly, we plan to initiate an additional clinical study of Northera in Neurogenic OH, the design of which will be finalized following additional discussions with the FDA. We anticipate that this study would begin in the fourth quarter of 2013.

The receipt of the CRL in March 2012 followed a September 2011 submission and a November 2011 acceptance of our initial Northera NDA. In February 2012, a meeting of the Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, was held, at the request of the FDA, to review and discuss the Northera NDA. The CRDAC recommended, in a 7 to 4 vote, that the FDA approve our NDA to market Northera in the United States. Notwithstanding that recommendation, on March 28, 2012, we announced that the FDA had issued the CRL regarding our Northera NDA. The CRL included a request by the FDA that we submit data from an additional positive study to support efficacy and, at that time, the FDA recommendations suggested that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. Subsequent discussions with the CRDP and the Office of Drug Evaluation I in 2012 suggested that Study 306B might not be acceptable based on the theoretical potential for un-blinding. However, as discussed above, the FDA has now provided guidance that we can now utilize data from Study 306B to seek marketing approval in the United States. The FDA noted that data strongly demonstrating a short-term clinical benefit (e.g., improvement in symptoms or ability to function) of droxidopa in patients with Neurogenic OH would be adequate for approval, with a possible requirement to verify durable clinical benefit post-approval.

Prior to our NDA filing in September 2011, we had completed two Phase III efficacy trials, Studies 301 and 302, of Northera for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure. The improvements in the symptoms of Neurogenic OH, as measured by the orthostatic hypotension questionnaire composite score, or OHQ composite, associated with Northera treatment in our pivotal efficacy Study 301 are highly significant (p<0.003). Northera showed similar improvements (p<0.05) in OHQ composite scores in a post-hoc analysis of Study 302 data. We had also completed, at the request of the FDA, a QTc study. A QT interval is a measure of time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle. In general, a prolonged QT interval is a biomarker for ventricular tachyarrhythmias and can be a risk factor for sudden death. The results of this trial showed that Northera, at either therapeutic or supra-therapeutic doses, did not increase heart rate or prolong AV conduction or cardiac polarization times as measured by the PR interval, QT interval and duration of the QRS complex.

Given the concerns raised by the FDA at the End-of-Review meeting, or EOR, held in May 2012, regarding results from the highest enrolling site in Study 301, we submitted all information pertaining to two independent site visits, neither of which revealed any significant errors in the conduct of the trial, which was consistent with the positive findings from the FDA pre-approval inspection conducted during the review of the Northera NDA. Further, we have submitted all source documentation from all patients at the site and engaged independent, third-party quality experts to confirm the validity of data from the site. Notwithstanding this information, the FDA has and continues to maintain that the concentration and pattern of positive results at this site preclude Study 301 meeting the criteria for a single-study approval, on which our NDA had been prepared.

Although modified by subsequent guidance, in June 2012, the FDA advised that, based on the theoretical potential for un-blinding, Study 306B was unlikely to provide sufficient confirmatory evidence to support a Northera NDA. Soon after receipt of the written response from the FDA, we stopped enrolling patients in our Study 306B. Total enrollment was completed with 174 patients randomized, representing the single largest placebo-controlled study ever conducted in Neurogenic OH. In addition, we modified the primary endpoint of Study 306B to the mean change in OHSA item #1 score (dizziness, lightheadedness, feeling faint or “feeling like you might black out”) at visit 4 (one-week post titration). The rate of patient reported falls was a secondary efficacy endpoint of the study. In December 2012, we announced that preliminary results of Study 306B showed that the primary endpoint of the study had been met. The results showed that treatment with Northera provided clinically meaningful and statistically significant improvements compared to placebo in dizziness/lightheadedness at week 1 (1.0 unit change; p=0.018), the primary endpoint. In addition, compared to placebo, a statistically significantly greater number of patients were observed to experience 2, 3 or 4 unit improvements at week 1 compared to baseline (all p-values < 0.05). Study results also demonstrated a statistically significant increase in standing systolic blood pressure (SBP) at week 1 (5.6 mmHg; p=0.032), an important secondary endpoint of the study. At time points beyond week 1, dizziness/lightheadedness and standing blood pressure predominantly favored Northera-treated patients, although the results were not statistically significant.

Treatment with Northera also resulted in a reduction in the rate of patient falls over the course of Study 306B, although these results were not statistically significant.  Patients receiving placebo experienced a rate of falls per patient per week of 2.0 vs. 0.4 for those on Northera, an 80% reduction. Because several patients on placebo experienced a very large number of falls, we performed multiple sensitivity analyses on this outcome. These analyses showed that the beneficial effect of Northera on falls was evident even if the top 2, 5 or 10 fallers from each treatment group were removed (34%, 36% and 29% reduction, respectively, p=NS). Importantly, the falls data were supported by additional safety data showing that 34% fewer patients receiving Northera experienced fall-related injuries (e.g., contusions, lacerations, fractures) than patients receiving placebo (placebo=25.6% vs. Northera=16.9%, p=NS). Both the reduction in falls and fall-related injuries associated with Northera are consistent with results observed in Study 306A. Preliminary safety data showed that Northera was well tolerated at all dosages tested and, as in prior studies, the incidence of supine hypertension was low.

In December 2011, we announced that we had received a notice of allowance from the U.S. Patent and Trademark Office for our patent “Threo-DOPS Controlled Release Formulation.” U.S. Patent No. 8,158,149. This patent was issued in April 2012 and will expire in 2028. The newly allowed claims relate to certain oral, controlled release formulations of Northera that include an extended release component and an immediate release component. Although we are not currently seeking regulatory approval for such a controlled release formulation of Northera, if we were to do so, the patent would provide protection for the claimed formulation beyond the seven-year marketing exclusivity afforded by its orphan designation in the U.S. Also, in September 2011, we announced that we had been issued U.S. Patent No. 8,008,285 entitled “Droxidopa and pharmaceutical composition thereof for the treatment of fibromyalgia.” The claims of the patent are related to methods of reducing pain associated with fibromyalgia by administering droxidopa alone, or in combination with other specified medications.

In December 2011, we announced top-line results from our Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia. Top-line results of the study indicate a dose response with the highest dose of droxidopa, 600mg three times daily, demonstrating a 6.2-point average improvement from a baseline score of 23.00 on the Short Form McGill Pain Questionnaire, or SF-MPQ, at the end of the nine-week treatment period, the study’s primary endpoint. This reflects a 3.2 unit improvement over placebo on the SF-MPQ total pain score. Although the study, conducted under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, was not designed to demonstrate statistical significance given the limited number of patients per arm, results of the study show a mean change in pain, as measured by the visual analog scale, or VAS, of -1.64 for patients treated with droxidopa monotherapy compared to a mean change of -0.90 for placebo. Assessment using the Fibromyalgia Index Questionnaire, or FIQ, showed patients treated with droxidopa monotherapy demonstrated a mean change from baseline of -9.72 compared to -4.74 reported by patients in the placebo arm. Administration of droxidopa monotherapy proved more effective than droxidopa/carbidopa combination therapy in the study.

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

In September 2012, preliminary data from an investigator-led, Phase II study to evaluate droxidopa for the treatment of orthostatic hypotension resulting from spinal cord injury, or SCI, suggests that low to moderate doses of droxidopa do not worsen supine increases in blood pressure in persons with SCI.  Although droxidopa increased seated blood pressure in a dose-dependent manner, subjects remained relatively hypotensive.  Additional studies will be necessary to determine the effective dose of droxidopa that normalizes blood pressure in this population.

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

CH-1504 has completed Phase II trials in rheumatoid arthritis. While we do not intend to conduct additional trials or make further investments in the development of CH-1504, clinical work related to this compound might provide meaningful informative data supporting the development of additional compounds in this portfolio. Based on preclinical and clinical findings to date, we have more recently focused our clinical resources on the development of CH-4051, the second clinical stage compound in this portfolio and the more potent L-enantiomer of CH-1504. CH-4051 has been studied in rheumatoid arthritis as its lead indication, having completed a Phase I trial in April 2009 and a Phase II trial for the treatment of rheumatoid arthritis in May 2012.

In November 2011, we announced results from an interim analysis of unblinded efficacy data from the lower two of three doses of CH-4051 and half of the patients enrolled into the methotrexate, or MTX, control arm in our multinational, 12-week, double-blind Phase II trial of CH-4051 in patients with rheumatoid arthritis, designed to compare the efficacy and tolerability of CH-4051 against MTX. MTX is currently the leading antifolate treatment and standard of care for a broad range of abnormal cell proliferation diseases. This data suggested a dose-dependent therapeutic response in which patients treated with the mid-range, or 1.0 mg daily oral dose, of CH-4051 experienced similar efficacy to patients treated with a standard 20.0 mg weekly dose of MTX.

In May 2012, we announced the top-line results of this trial conducted in 244 patients with rheumatoid arthritis who experience an inadequate response to methotrexate treatment. Results of this trial indicated that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. CH-4051 was found to be safe and well-tolerated in the study, with no dose-limiting toxicities or clear differences in the overall adverse event rate between methotrexate and the CH-4051 treatment groups.

While management believes that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the planned completion of the Northera development program in Neurogenic OH. As such, there are no immediate plans to continue the development of CH-4051 although we do continue to pursue potential out-licensing opportunities for this portfolio of molecules.

Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio. We currently have no work underway related to this portfolio.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies, raising capital and undertaking preclinical trials and clinical trials of our product candidates. In addition, during late 2011 and early 2012, prior to the date we received the CRL, we had initiated activities to support the planned commercialization of Northera. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling Northera or any of our other pharmaceutical candidates although we could potentially generate revenue prior to any marketing approval by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process. Currently, development and commercialization expenses are being funded with proceeds from equity financings completed in December 2004, February 2006, March 2007, November 2007, July 2009, March 2010, October 2010, February 2011 and January 2012 and, to a lesser extent, proceeds from the exercise of warrants and options. Given our intent to initiate an additional clinical trial and continue our efforts to secure marketing approval for Northera, along with the uncertainty regarding the approval of Northera and potential product revenue should approval be obtained, our need to finance operating costs might continue. Such funding might be provided by securing a partnering arrangement for one or more of our product candidates that would also provide access to additional expertise in conducting these activities. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development and/or commercialization of the products.

Revenue and Cost of Revenue

We have not generated any revenue from licensing, milestones or product sales through December 31, 2012. We do not expect to generate product revenue until and unless we receive approval from the FDA or other regulatory authorities to market our product candidates. We may also attempt to out-license one or more of our drug product candidates and, if successful, we would anticipate revenue to be recorded from such a transaction. However, we might never be able to generate revenue or generate revenue sufficient to fund ongoing operations. Other than Northera, which, if approved by the FDA, could be launched in 2014, at the earliest, none of our other product candidates are expected to be commercially available until, at the earliest, 2018, if at all.

Research and Development

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and preclinical and clinical testing of our licensed pharmaceutical candidates, including salaries and related personnel costs, fees paid to consultants and outside service providers for drug manufacture and development, certain legal expenses and other expenses. All of our major research and development projects subject us to drug development and regulatory risks, including specifically risks of delays and cost over-runs that could be material to our financial condition and results of operations. For certain programs, we might rely on collaborative partners or our ability to enter into collaborations on favorable terms in order to advance a product candidate and pay a portion of the research and development expenses. See “Item 1A. Risk Factors.” We expense our research and development costs as they are incurred. Research and development expenses, related to our major research and development projects, for the years ended December 31, 2012, 2011 and 2010 were approximately $16.7 million, $37.3 million and $30.9 million, respectively, and are detailed as follows:

				Period from
				April 3, 2002
(in thousands)	Years ended December 31,			(inception) through
	2012	2011	2010	December 31, 2012
Antifolates	$3,550	$7,350	$6,100	$43,000
Droxidopa	13,200	29,950	24,800	117,000
I-3D	-	-	-	2,500
	$16,750	$37,300	$30,900	$162,500

Sales and Marketing

Selling and marketing expenses consist primarily of salaries and related expenses that support our business development activity, including programs related to our patents and intellectual property. During 2012 and earlier periods, these costs also included promotional initiatives, activities related to the branding, pricing and market analysis of our pharmaceutical compounds and the initial steps taken to establish a Northera sales force in the United States.

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

Comparison of Years ended December 31, 2012 and 2011

(in thousands, except percentages)

	For the	For the
	year ended	year ended
	December 31,	December 31,	$	%
	2012	2011	Increase	Change
Research and development expense	$16,744	$37,270	$(20,526)	-55%
Sales and marketing expense	7,222	8,068	(846)	-10%
General and administrative expense	5,680	5,276	404	8%
Restructuring	2,158	-	2,158	n/a
Interest income	68	162	(94)	-58%

Research and development expenses. During 2012, we continued to incur costs for Study 306B and our open-label extension study, Study 304, and had expenses for our now completed Phase II trial of CH-4051 in rheumatoid arthritis. We also incurred costs of approximately $0.2 million to support the preparation for the FDA requested meeting of the CRDAC held in February 2012 and our EOR meeting with the FDA held in May 2012. Specifically, expenses for 2012 included approximately $2.3 million of direct study costs related to our recently completed Phase II trial of CH-4051 and $3.4 million for Study 306B and our extension studies for Northera. Additionally, we incurred costs during the first six months of 2012 related to medical affairs activities, including a team of medical science liaison professionals, hired on a contract basis, generating costs of $0.8 million. We also incurred approximately $1.2 million of expenses for the purchase of active pharmaceutical ingredient in January 2012 to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material. During 2011, primary expenditures were associated with the manufacturing of and process validation for commercial drug product, our Northera QTc study, our Phase III and extension studies for Neurogenic OH, our Phase II trial of droxidopa in fibromyalgia, our Phase II trial of CH-4051, medical affairs activities including medical science liaison contractors and the costs of manufacturing, packaging and labeling clinical trial material for these trials. As a percentage of operating expenses, excluding the impact of the restructuring, research and development costs were 53% for 2012 and 74% for 2011 reflecting the overall decrease in our clinical research and development activities during the period.

Droxidopa. From inception through December 31, 2012, we had spent approximately $117 million in research and development expenses on droxidopa. Research and development costs for the Northera Neurogenic OH core program include our Phase III trial, Study 306B, our access and safety program, Study 304, continuing regulatory activity and drug manufacture. We expect to spend approximately $0.5 million to complete the final closing items for Study 306B and our extension program for Neurogenic OH patients in 2013. Currently, we can provide no guidance around the costs of required new trials, if any, which may be necessary for the advancement of our Northera NDA as the design of such a trial, or trials, has not been determined.

Antifolates. From inception through December 31, 2012, we had spent approximately $43 million in research and development expenses on our portfolio of antifolates. In May 2012, we announced the top-line results of our completed Phase II trial of CH-4051 in patients with rheumatoid arthritis. Results of this trial indicated that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the completion of our Northera development program in Neurogenic OH. Although we continue to evaluate potential partnering opportunities for these compounds we currently have no immediate plans to continue the development of CH-4051.

I-3D Portfolio. From inception through December 31, 2012, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we identify a partner or obtain additional financing.

Sales and marketing expenses. Although we had no formalized selling activities in either 2011 or 2012, sales and marketing expenses decreased by $0.8 million during 2012 when compared to 2011. During late 2011 and early 2012, we spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a 2012 commercial launch. During the second quarter of 2012, the majority of costs were related to bringing such activities to a close, cancelling related vendor contracts and finalizing projects that were in progress upon receipt of the CRL in March 2012. Such activities included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations. At the beginning of the third quarter of 2012, we announced a restructuring and concurrent reduction in force which essentially eliminated all sales and marketing positions that had been filled in anticipation of commercialization. As such, overall expenses for the second half of 2012 decreased significantly. Sales and marketing expenses for the six months ended June 30, 2012 were approximately $6.7 million leaving only $0.5 million of expenses recognized in the second half of 2012. During 2011, primary expenditures were related to the initiation of the commercialization activities outlined above as well as compensation and related expenses, travel costs and legal expenses related to our intellectual property.

General and administrative expenses. During 2012 general and administrative expenses increased by approximately $0.4 million when compared to 2011. Contributing to this increase were increases in professional fees, including legal and investor relations costs, insurance, financial printing and bank fees.

Restructuring expense. In July 2012, we initiated a corporate restructuring under which the number of employees was significantly reduced, retaining only those employees necessary to continue supporting our efforts to obtain marketing approval for Northera in the United States. This reduction in force primarily, but not exclusively, impacted those positions that had been filled in 2011 and 2012 to support the planned commercialization of Northera in the United States. In addition, our Chief Executive Officer and our Vice President of Sales and Marketing resigned. At the Board level, the Chairman of the Board stepped down, but remains a director while another existing director assumed the role of Chairman. The former CEO and two other directors also resigned from the Board. Costs related to these activities, consisting primarily of severance payments, were recorded in 2012 and totaled approximately $2.2 million.

Interest income and interest expense. At December 31, 2012, we had cash and cash equivalents of $28.4 million. The decrease in interest income in 2012 compared to 2011 is primarily related to our decreased cash position and continued low interest rates in the United States.

Comparison of Years ended December 31, 2011 and 2010

(in thousands, except percentages)

	For the	For the
	year ended	year ended	$
	December 31,	December 31,	Increase	%
	2011	2010	(Decrease)	Change
Research and development expense	$37,270	$30,871	$6,399	21%
Sales and marketing expense	8,068	2,476	5,592	226%
General and administrative expense	5,276	4,155	1,121	27%
Interest income	162	243	(81)	-33%
Interest expense	-	(70)	70	-100%

Research and development expenses. In 2011, we incurred costs for Study 306A, Study 306B and our open-label extension study, Study 304 for Northera. We also incurred expenses for a Phase II trial of our antifolate, CH-4051, in rheumatoid arthritis for which enrollment was initiated in September 2010. In 2010, we completed our second pivotal Phase III trial in Neurogenic OH, Study 301, and initiated Study 306. Also, during 2011, we had costs for the preparation and filing of our NDA for Northera. Specifically, 2011 expenses included approximately $2.7 million related to the preparation and filing of our NDA, $5.2 million related to our ongoing Phase II trial of CH4051, $7.0 million related to Study 306 and $3.5 million for our Northera extension studies. Additionally, we incurred costs during the period related to medical affairs activities related to the planned launch of Northera, including hiring, on a contract basis, a team of Medical Science Liaison professionals, generating costs of $1.4 million. We also incurred expenses for the purchase and validation of active pharmaceutical ingredient to be used in the manufacture of commercial product, expenses for our Phase II trial of droxidopa in fibromyalgia and the costs of manufacturing, packaging, labeling and distributing clinical trial material. During 2010, primary expenditures were associated with our Phase III studies of Northera in Neurogenic OH, including extension studies, our Phase II trial of droxidopa in fibromyalgia and initial costs related to our Phase II trial of our antifolates in rheumatoid arthritis. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 74% for 2011 and 82% for 2010.

Sales and marketing expenses. Although we had no formalized selling activities, during the year ended December 31, 2011 sales and marketing expenses increased significantly when compared to 2010. A significant component of this increase was related to increased compensation and related costs as we added personnel with the appropriate expertise in this area to support the anticipated commercialization of Northera. In addition, we also began to see an expected ramp up in the costs of developing and implementing our sales and marketing initiatives for Northera during that period. Such costs included market research, sales force strategy and planning, planning for advertising and promotional campaigns, website development, sales operations planning, employee training programs and public relations. In addition, we also had increases in travel costs, promotional costs that include conference sponsorships and legal expenses related to our intellectual property. During 2010, primary expenditures were related to compensation and related expenses and legal expenses related to our intellectual property.

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

Interest income and interest expense. At December 31, 2011, we had cash and cash equivalents of $41.1 million and short-term investments of $4.5 million. The decrease in interest income is primarily related to the loss of interest income on auction rate securities, or ARS, investments that were fully liquidated by June 30, 2010 but that paid premium interest rates during the first six months of 2010 combined with continued low interest rates in the United States. Interest expense decreased as the line of credit associated with our investments in ARS held at UBS was fully paid on June 30, 2010.

Liquidity and Capital Resources

From inception to December 31, 2012, we have incurred an aggregate net loss of approximately $215.1 million as a result of expenses similar in nature to those described above.

As of December 31, 2012, we had working capital of approximately $25.8 million including cash and cash equivalents of approximately $28.4 million and current liabilities of $3.0 million. We have financed our operations primarily through sales of our stock and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities. Our financing activities are more fully described in “Financings” below.

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

During 2011, we held short-term investments in certificates of deposit, or CDs, with maturities of 26 weeks or less as of the date of purchase. These investments were purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments are made through a single CDARS Network member and when a large deposit is made, that institution uses the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard Federal Deposit Insurance Corporation, or FDIC, insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. During 2012, the last of these short-term investments in CDs matured and was fully redeemed.

General

We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our efforts to secure FDA approval for Northera and evaluate opportunities for possible strategic alliances.

Given the reduced expenses that are being realized from our restructuring initiative and the reduced level of clinical activity as of December 31, 2012, we believe that capital resources available at that date will be sufficient to meet our operating needs into the third quarter of 2014. Our estimate assumes the planned costs of currently ongoing clinical activity and a planned new trial of Northera that could begin patient dosing as early as the fourth quarter of 2013 with a significant ramp in spending in the third quarter of 2013. In addition to the initial costs of a new clinical trial, this revised guidance assumes various costs related to the resubmission of the Northera NDA. No material additional activity related to, or subsequent to, a possible approval of Northera, nor to the commercialization of Northera should it be approved, has been included in this guidance. We anticipate that the new clinical trial for Northera that is currently estimated to commence dosing in the fourth quarter of 2013 will not be completed until at least 2015 and therefore we do not expect current cash reserves to be adequate to complete the study. Should additional clinical and or regulatory activities arise, costs related to those activities could adversely impact our estimate.

From inception through December 31, 2012 we had losses of $215.1 million. We had net losses of $31.7 million, $50.5 million and $37.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and we anticipate losses at least through 2013 and into 2014 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

•	the timing of our resubmission of the Northera NDA to the FDA;
•	continuing discussions with regulatory agencies concerning the design and timing of new clinical trials and safety monitoring programs;
•	possible out-licensing of our product candidates;
•	continuing discussions with regulatory agencies concerning the requirements for and design of our clinical trials and safety monitoring programs;
•	the pace and success of development activities, including programs for droxidopa, antifolates and other product candidates;
•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;
•	seeking regulatory approval for our various product candidates, particularly our NDA for Northera;

•	the pace of development of new intellectual property for our existing product candidates;
•	in-licensing and development of additional product candidates; and
•	changes to staffing levels.

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

Financings

2012 Shelf Registration Statement

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of our common stock up to a value of $20,000,000. These shares would be offered pursuant to the Company’s 2012 shelf registration statement. As of December 31, 2012, no sales have been made under this program.

On February 8, 2012, the Company filed with the Securities and Exchange Commission, or SEC, an amendment to its shelf registration statement on Form S-3 that was originally filed on January 26, 2012, under which the Company may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. Such registration statement, as amended, became effective as of February 9, 2012.

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

In 2004, as consideration for these rights, we paid $150,000 and issued Dr. Nair and his designees 471,816 shares of common stock at an estimated aggregate value of $402. As additional consideration, we agreed to pay to Dr. Nair and or his designees: (1) royalties on the sales should any compounds be approved for commercial sale; (2) milestone payments, payable upon achievement of clinical milestones; and (3) payments to be made on specified anniversary dates, some of which were payable in equity, at our discretion. There are no minimum royalties under the agreement. We made milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, we issued 26,643 shares of our common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment for 2007. In March 2008, we made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, we issued 30,612 shares of common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000. In April 2009, we made the 2009 anniversary milestone payment of $150,000. In October 2010, we made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. We are also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones. Although we currently have no ongoing clinical activity for this portfolio of molecules, approximately $1.5 million of payments may potentially become due if specific clinical and regulatory milestones are achieved, subject to our right to terminate the license agreement. In addition, should we enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.

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

In May 2006, we entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd., or DSP, for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information relating to droxidopa including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, we paid DSP $100,000 and issued 63,131 shares of our common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, we agreed to pay DSP and or its designees: (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the agreement. In January 2007, we received notification that the FDA had granted orphan drug designation for droxidopa for the treatment of symptomatic neurogenic orthostatic hypotension. Based on the terms of the DSP agreement, the granting of orphan drug designation for droxidopa triggered a milestone payment to DSP of $250,000. We made such payment in February 2007. In February 2008, we made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase III study. In September 2011, we filed our NDA with the FDA seeking approval to market Northera in the United States, triggering a milestone payment to DSP of $750,000. We made such payment in December 2011. At December 31, 2012, remaining potential future milestone payments, subject to our right to terminate the license agreement, totaled $2.5 million, including $1.5 million payable upon FDA approval.

Subsequent to execution of the agreement, we agreed that DSP would initiate, and we would fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with cGMP regulations and all existing manufacturing requirements of the FDA. Based on work performed by DSP as of December 31, 2012, we had recorded cumulative expense of approximately $3.1 million.

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

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and discovery efforts and our regulatory activities. Based on capital resources available at December 31, 2012, we believe that we have sufficient capital resources to meet our operating needs into the third quarter of 2014. Potential sources of additional liquidity include strategic relationships, out-licensing of our products, public or private sales of equity or debt, warrant and/or option exercises and other sources. We might seek to access the public or private equity markets again when and if conditions are favorable. However, it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we might be unable to carry out our business plan. As a result, we might have to significantly delay certain activities or limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Contractual Obligations and Commitments

As of December 31, 2012, we have known contractual obligations and commitments of approximately $2.9 million, primarily related to contracted research and development and regulatory activities for Northera and our office lease. To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2012:

	Payments due by period
					More than
Category	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,214,571	$378,441	$770,368	$65,762	$-
Purchase obligations	1,706,963	1,417,963	289,000	-	-

Total	$2,921,534	$1,796,404	$1,059,368	$65,762	$-

We have also entered into certain other agreements that, based on our future development and commercialization plans as of December 31, 2012, might require us to make contingent milestone payments of up to approximately $4 million over the life of the agreements upon the achievement of certain clinical or commercial milestones. Such future payments are subject to our right to terminate the agreements. In the event that the milestones are not achieved, we elect not to pursue further testing of the drug candidate or we terminate such agreements, we will have no further obligations under the agreements. The uncertainty relating to the timing and occurrence of the commitments described prevents us from including them in the table above.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions. We consider an accounting estimate to be critical if the accounting estimate requires us to make assumptions about matters that were uncertain at the time the accounting estimate was made and where changes in the estimate that could occur from period to period, or use of different reasonable estimates in the current period, would have a material impact on our financial condition or results of operations.

Significant estimates and assumptions are required related to the estimated costs and estimated percentages of completion of research and development activities that are outsourced to third-party contractors, the valuation of assets and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates.

Research and Development

Research and development expenditures are expensed based upon our most recent estimate of the costs to complete these activities. We often contract with third parties contract research organizations, or CROs, to facilitate, coordinate and perform agreed upon research and development activities.  Expense recognition is based upon estimated percentage of completion at the financial statement date applied against estimated amounts to complete the project. Estimates are calculated, maintained and presented by the CROs and are then subjected to rigorous periodic internal review and analysis to ensure reasonableness of the estimates. Such review includes difficult, subjective and complex judgments, particularly in instances of studying orphan drug candidates where prior clinical activity is limited, providing little or no historical cost information. Given the highly variable nature of the costs involved in the completion of a clinical or pre-clinical trial, fluctuations in costs estimates can occur at any time during the trial or at its conclusion based on a number of factors including, but not limited to, the rate at which investigator sites are identified, the site locations (US versus International), the timing of site activation, the rate at which patients are enrolled into a trial, changes to the number of sites and/or patients that are targeted for the trial, the timelines for trial completion and changes in scope of the actions to be taken by the contractor.

Given that the recognition of expense related to our contracted research and development activities comprise a significant component of our reported expenses during any given period, such fluctuations can be material to our results of operations and the carrying value of assets and liabilities. The estimates to complete each contracted project are also used in the determination and disclosure of contractual obligations providing a meaningful snapshot of cash requirements arising from future contractual payment obligations based upon the best information available at the time the financial statements are published.

To ensure that research and development costs are expensed as incurred, we measure expense based on estimated work performed for the underlying contract, typically utilizing a percentage-of-completion approach, and record prepaid assets or accrue expenses on a monthly basis for such activities based on the measurement of liability from expense recognition and the receipt of invoices. Contracts for research and development programs typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones.  In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed.  Most fees are incurred throughout the contract period and are expensed based on their estimated percentage of completion at a particular date. Although such fees may fluctuate during the life of a research and development program, such fluctuations are generally based on changes in or delays in the timelines for study completion.

These contracts generally include pass through fees.  Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees.  Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period.  Fees incurred to set up the clinical trial are expensed during the setup period. Estimating the costs of pass-through expenses for a contracted research and development program can be difficult and complex. Judgments used in the development of these estimates include the costs of our previous clinical trials, estimates of patient recruitment rates, estimates of drop-out rates and estimates of site identification and activation rates. Estimates of investigator payments, lab costs, database development and management and adverse event reporting are based on parameters such as number of office visits, laboratory requirements, screening failure rates, location of the investigator site and the patient related factors discussed above. Historically, we have experienced fluctuations in the estimates of thee costs and have implemented rigorous review processes to ensure reliability of our estimates. Fluctuations that have occurred previously have been in the range of +/- 5% of total program costs and we would anticipate that similar fluctuations could occur in the future. Depending on the size of the trial, the estimated costs to complete and the volume of overall research and development activities during any given period, such fluctuations could be material to our results of operations and financial position.

We had contracted with a third-party to manufacture commercial quantities of Northera prior to the date we anticipated that Northera would receive final regulatory marketing approval and might perform similar activities with other product candidates in the future. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. As such, until final approval to market any our product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

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

As of January 1, 2011, taking into consideration hiring completed and planned by us and the potential impact of forfeitures given the roles of these newly filled positions, we estimated a forfeiture rate of 3%. Given the events of 2012 and the corporate restructuring announced in July 2012 that have negatively impacted our staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012. In July 2012, we again reviewed our estimated forfeiture rate, based upon the adjusted staffing levels resulting from the corporate restructuring and, effective at that date, modified our estimated forfeiture rate to 11.5%. In periods prior to 2011, our rate of forfeiture was immaterial to the recognition of compensation expense for options.

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. A portion of our cash is maintained in non-interest bearing accounts at federally insured financial institutions that, under the Transaction Account Guarantee Program of the Federal Deposit Insurance Corporation, or FDIC, were fully insured until December 31, 2012. In addition, we maintained and continue to maintain funds on deposit in commercial accounts that include non-interest bearing commercial checking accounts, fully liquid interest-bearing money market accounts, money market funds and Treasury funds typically with maturities of six months or less. All deposits and investments to date have been made in U. S. dollars and, accordingly, have no exposure to foreign currency rate fluctuations on these investments. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our monetary assets are maintained in accounts with immediate liquidity or with short-term maturities. Currently, the returns on such liquid, short-term investments are at historic lows. Accordingly, we estimate that any sensitivity experienced due to fluctuations of interest rates in the United States for such investments would have no material impact on our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of the financial statements filed herewith is found on page 54.

(b)          The unaudited quarterly financial data for the two-year period ended December 31, 2012 is as follows:

	Year ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating expenses	$13,902,789	$13,322,703	$10,899,460	$12,489,041
Loss from operations	(13,902,789)	(13,322,703)	(10,899,460)	(12,489,041)
Other income (expense)	34,582	51,316	45,222	30,708
Net loss	(13,868,207)	(13,271,387)	(10,854,238)	(12,458,333)
Basic and diluted net loss per share (a)	(0.25)	(0.21)	(0.18)	(0.20)

	Year ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (b)
Operating expenses	$15,587,992	$7,889,879	$6,088,374	$2,237,258
Loss from operations	(15,587,992)	(7,889,879)	(6,088,374)	(2,237,258)
Other income (expense)	28,774	17,594	12,076	9,150
Net loss	(15,559,218)	(7,872,285)	(6,076,298)	(2,228,108)
Basic and diluted net loss per share (a)	(0.23)	(0.13)	(0.09)	(0.03)

(a)	Basic and diluted net loss per share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. As such, the sum of the quarters may not necessarily be equal to the full year loss per share amount. Basic and diluted net loss per share are identical since potentially dilutive securities are excluded from the calculations, as the effect would be anti-dilutive for all periods presented.

(b)	The fourth quarter of 2012 reflects credit adjustments to research and development costs recorded during the period and totaling approximately $1.4 million, or $0.02 per share (see Note 6 to the financial statements appended to this Annual Report on Form 10-K). These adjustments are related to changes in estimates to complete certain clinical programs based on new information obtained during the fourth quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

Management has determined that, as of December 31, 2012, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and the Guidance for Smaller Public Companies as published by COSO in June 2006. Based on that assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, which has audited the financial statements included in Part IV, Item 15 of this report, has also audited our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Chelsea Therapeutics International, Ltd. and Subsidiary

We have audited Chelsea Therapeutics International, Ltd. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chelsea Therapeutics International, Ltd. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chelsea Therapeutics International, Ltd. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and for the period from April 3, 2002 (inception) through December 31, 2012 of Chelsea Therapeutics International, Ltd. and Subsidiary and our report dated March 7, 2013 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 7, 2013

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from the information under the headings “Proposal One – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference from the information under the headings “Executive Compensation and Other Matters” in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information under the headings “Certain Transactions with Related Persons”, “Proposal One – Election of Directors” and “Corporate Governance Matters” in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the heading “Audit Committee Report” in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements.

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)	Exhibits. [NEED UPDATE FROM ATTORNEYS]

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

1.1	Placement Agency Agreement dated November 1, 2007 by and among Chelsea Therapeutics International, Ltd., Leerink Swann LLC, Oppenheimer & Co. Inc. and Punk Ziegel & Company.	8-K	11/02/07	1.1

1.2	Placement Agency Agreement dated July 22, 2009 by and among Chelsea Therapeutics International, Ltd., Wedbush Morgan Securities, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	07/23/09	1.1

1.3	Placement Agency Agreement dated February 26, 2010 by and among the Company, Leerink Swann LLC and Needham & Company, LLC.	8-K	02/26/10	1.1

1.4	Equity Underwriting Agreement, dated October 1, 2010, between Chelsea Therapeutics International, Ltd. and Deutsche Bank Securities Inc., as representative of the several underwriters.	8-K	10/01/10	1.2

1.5	Equity Underwriting Agreement, dated February 18, 2011, between Chelsea Therapeutics International, Ltd. and Deutsche Bank Securities Inc., as representative of the several underwriters.	8-K	02/18/11	1.3

2.1	Agreement and Plan of Merger by and among Ivory Capital Corporation, Chelsea Therapeutics, Inc. and Chelsea Acquisition Corp, dated as of January 17, 2005.	8-K+	01/21/05	2.1

2.2	Agreement and Plan of Merger between Ivory Capital Corporation and Chelsea Therapeutics International, Ltd., dated as of June 17, 2005.	14A+	07/28/05	Appendix A

3.1	Certificate of Incorporation for Chelsea Therapeutics International, Ltd., as amended on June 1, 2010	10-Q	11/01/11	3.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.2	Bylaws of Chelsea Therapeutics International, Ltd.	S-1/A	08/18/05	3.2

4.1	Form of Registered Direct Warrant issued to investors on March 5, 2010.	8-K	02/26/10	4.1

10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K+	02/16/05	10.1

10.2	Form of Subscription Agreement for the purchase of Series A Convertible Preferred Stock of Chelsea Therapeutics, Inc.	8-K+	02/16/05	10.3

10.3	Chelsea Therapeutics International, Ltd. 2004 Stock Plan, as amended, and forms of Notice of Stock Option Grant and Stock Option Agreement, as amended January 25, 2012.	10-K	03/07/12	10.3

10.4	Form of Subscription Agreement and Warrant for the purchase of common stock, par value $0.0001 per share, of Chelsea Therapeutics International, Ltd.	8-K	02/17/06	10.5

10.5	Placement Agency Agreement dated November 28, 2005 between Chelsea Therapeutics International, Ltd. and Paramount BioCapital, Inc.	10-K	03/08/06	10.6

10.6	Employment Agreement between Chelsea Therapeutics International, Ltd. and Dr. Simon Pedder, dated March 2, 2012.	10-K	03/07/12	10.6

10.7*	Development and Commercialization Agreement dated as of May 5, 2006 between Active Biotech AB and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.8

10.8*	Exclusive License Agreement effective May 26, 2006 between Dainippon Sumitomo Pharma Co., Ltd. and Chelsea Therapeutics, Inc.	10-Q	08/14/06	10.9

10.9*	Finder’s Agreement dated May 26, 2006 between Paramount BioCapital, Inc. and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.10

10.10	Form of Subscription Agreement for the purchase of common stock of Chelsea Therapeutics International, Ltd. dated March 19, 2007 and related form of Warrant, dated March 22, 2007.	8-K	03/20/07	10.11

10.13	Form of Subscription Agreement for the purchase of common stock and warrants to purchase common stock of Chelsea Therapeutics International, Ltd.	8-K	02/26/10	10.15

10.14	Sales Agreement, dated July 2, 2010, between Chelsea Therapeutics, Ltd. and Cantor Fitzgerald & Co.	S-3	01/10/11	10.16

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.15	Amendment No. 1, dated July 26, 2011, to Sales Agreement, dated July 2, 2010, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	07/26/11	10.15

10.16	Amendment No. 2, dated December 28, 2011, to Sales Agreement, dated July 2, 2010, as amended July 26, 2011, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	12/29/11	10.16

10.17*	Manufacturing Services Agreement, dated November 7, 2011, between Chelsea Therapeutics, Inc. and Patheon Inc.	10-K	03/07/12	10.17

10.18	Severance and Release Agreement, dated as of July 9, 2012, between Chelsea Therapeutics International, Ltd. And Dr. Simon Pedder	8-K	07/13/12	10.17

10.19	Severance Agreement, dates as of October 16, 2012, between Chelsea Therapeutics International, Ltd. And Joseph Oliveto	8-K	10/16/12	10.19

10.20	Amendment No. 3, dated November 26, 2012, to Sales Agreement, dated July 2, 2010, as amended July 26, 2011 and December 28, 2011, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	11/26/12	10.20

21.1	Subsidiaries of Chelsea Therapeutics International, Ltd.	10-K	03/12/07	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials submitted in XBRL format.				X

* The registrant received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

+ Filed by Ivory Capital Corporation, predecessor in interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of March 2013.

Chelsea Therapeutics International, Ltd.

By:	/s/ Joseph Oliveto
Joseph Oliveto Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 7th day of March 2012.

Name	Title

/s/ Joseph Oliveto	Interim President and Chief Executive Officer
Joseph Oliveto	(Principal Executive Officer)

/s/ J. Nick Riehle	Vice President, Administration and Chief Financial
J. Nick Riehle	Officer (Principal Financial and Accounting
Officer)

/s/ Michael Weiser	Director
Michael Weiser, M.D., Ph.D.

/s/ Kevan Clemens	Director
Kevan Clemens, Ph.D.

/s/ William D. Rueckert	Director
William D. Rueckert

/s/ Roger Stoll	Director
Roger Stoll, Ph.D.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Chelsea Therapeutics International, Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheets of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and for the period from April 3, 2002 (inception) through December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from April 3, 2002 (inception) through December 31, 2007, were audited by other auditors whose report dated March 10, 2008 expressed an unqualified opinion on those statements. The financial statements for the period from April 3, 2002 (inception) through December 31, 2007 include total operating expenses and net loss of $37,144,571 and $34,685,202, respectively.  Our opinion on the consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from April 3, 2002 (inception) through December 31, 2012, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea Therapeutics International, Ltd. and Subsidiary at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, and the period from April 3, 2002 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chelsea Therapeutics International, Ltd. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 7, 2013

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

/s/ CohnReznick LLP

Roseland, New Jersey

March 10, 2008

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$28,424,631	$41,106,301
Short-term investments, net	-	4,500,000
Prepaid contract research and manufacturing	175,192	173,592
Other prepaid expenses and other current assets	176,181	793,521
Total current assets	28,776,004	46,573,414
Property and equipment, net	151,544	291,024
Other assets	-	38,267
	$28,927,548	$46,902,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$788,073	$4,866,356
Accrued compensation and related expenses	199,935	1,419,437
Accrued restructuring	841,184	-
Accrued contract research and manufacturing	496,901	5,245,339
Other accrued expenses	685,305	1,706,763
Total current liabilities	3,011,398	13,237,895
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized and 67,075,779 and 62,034,146 shares issued and outstanding, respectively	6,708	6,203
Additional paid-in capital	240,970,852	216,984,108
Deficit accumulated during the development stage	(215,061,410)	(183,325,501)
Total stockholders' equity	25,916,150	33,664,810
	$28,927,548	$46,902,705

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				April 3, 2002
	For the years ended December 31,			(inception) through
	2012	2011	2010	December 31, 2012

Operating expenses:
Research and development	$16,744,423	$37,270,138	$30,871,125	$162,504,846
Sales and marketing	7,221,800	8,067,709	2,476,494	24,246,376
General and administrative	5,679,485	5,276,146	4,154,944	30,903,158
Restructuring	2,157,795	-	-	2,157,795
Total operating expenses	31,803,503	50,613,993	37,502,563	219,812,175

Operating loss	(31,803,503)	(50,613,993)	(37,502,563)	(219,812,175)
Interest income	67,594	161,828	242,883	5,009,113
Interest expense	-	-	(70,389)	(258,348)

Net loss	$(31,735,909)	$(50,452,165)	$(37,330,069)	$(215,061,410)

Net loss per basic and diluted share of common stock	$(0.47)	$(0.84)	$(0.91)

Weighted average number of basic and diluted common shares outstanding	66,892,982	60,136,326	41,184,623

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Deferred	Deficit
				Unpaid	stock-	accumulated	Total
			Additional	Subscription	based	during the	stock-
	Common stock		Paid-In	on common	compen-	development	holders'
	Shares	Amount	Capital	stock	sation	stage	equity
Issuance of common stock to founders in April 2002	5,428,217	$542	$4,083	$(4,625)	$-	$-	$-

Balance at December 31, 2003	5,428,217	542	4,083	(4,625)	-	-	-

Common stock issued in March 2004, at approximately $0.0009 per share, for license fee	471,816	47	355	-	-	-	402

Sale and issuance of common stock in April 2004, at approximately $0.0009 per share to chief executive	478,330	48	360	-	-	-	408

Receipt of cash for stock subscription receivable	-	-	-	4,625	-	-	4,625

Sale and issuance of common stock in December 2004 at approximately $2.45 per share, net of issuance costs	5,532,994	554	13,550,255	-	-	-	13,550,809

Deferred stock-based compensation	-	-	33,525	-	(33,525)	-	-

Amortization of deferred stock- based compensation	-	-	-	-	1,529	-	1,529

Net loss	-	-	-	-	-	(3,016,559)	(3,016,559)
Balance at December 31, 2004	11,911,357	1,191	13,588,578	-	(31,996)	(3,016,559)	10,541,214

Recapitalization of the
Company (See Note 1)	457,168	46	(400,046)	-	-	-	(400,000)

Employee stock options exercised	14,663	1	998	-			999

Adoption of SFAS 123R	-	-	(31,996)	-	31,996	-	-

Amortization of deferred stock- based compensation	-	-	99,319	-	-	-	99,319

Variable accounting for stock options granted to third party	-	-	58,594	-	-	-	58,594

Net loss	-	-	-	-	-	(7,915,722)	(7,915,722)
Balance at December 31, 2005	12,383,188	1,238	13,315,447	-	-	(10,932,281)	2,384,404

Sale and issuance of common stock with detachable warrants in February 2006 at approximately $2.77 per share, net of issuance costs	7,166,666	717	19,854,935	-	-	-	19,855,652

Common stock issued in March 2006, at par, pursuant to net-share (cashless) exercise of common stock warrants	15,461	2	(2)	-	-	-	-

Common stock issued in May 2006, at approximately $4.35 per share, for license fee	63,131	6	274,615	-	-	-	274,621

Employee stock options exercised	78,683	8	5,072	-	-	-	5,080

Stock-based compensation	-	-	283,983	-	-	-	283,983

Variable accounting for stock options granted to third party	-	-	4,192	-	-	-	4,192

Net loss	-	-	-	-	-	(8,671,376)	(8,671,376)
Balance at December 31, 2006	19,707,129	1,971	33,738,242	-	-	(19,603,657)	14,136,556

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

					Deferred	Deficit
				Unpaid	stock-	accumulated	Total
			Additional	Subscription	based	during the	stock-
	Common stock		Paid-In	on common	compen-	development	holders'
	Shares	Amount	Capital	stock	sation	stage	equity
Balance at December 31, 2006	19,707,129	1,971	33,738,242	-	-	(19,603,657)	14,136,556

Common stock issued during 2007, at par, pursuant to net-share (cashless) exercises of common stock warrants	68,136	6	(6)	-	-	-	-

Fair value of warrants issued in May 2006 in consideration of finders fee at approximately $1.75 per share for which vesting was conditioned on an even that occurred in January 2007	-	-	433,750	-	-	-	433,750

Sale and issuance of common stock with detachable warrants in March 2007 at approximately $4.33 per share, net of issuance costs	2,648,306	265	11,476,412	-	-	-	11,476,677

Common stock issued in April 2007, at approximately $5.63 per share, for license fee	26,643	3	149,997	-	-	-	150,000

Common stock issued in June 2007, at $4.20 per share, pursuant to exercise of common stock warrants, net of fees	60,000	6	246,994	-	-	-	247,000

Common stock issued in October 2007, at $4.20 per share, pursuant to exercise of common stock warrants	1,200	-	5,040	-	-	-	5,040

Sale and issuance of common stock in November 2007 at approximately $6.19 per share, net of issuance costs	7,388,172	739	45,754,030	-	-	-	45,754,769

Employee stock options exercised	17,868	2	15,704	-	-	-	15,706

Stock-based compensation	-	-	828,626	-	-	-	828,626

Net loss	-	-	-	-	-	(15,081,545)	(15,081,545)
Balance at December 31, 2007	29,917,454	2,992	92,648,789	-	-	(34,685,202)	57,966,579

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

					Deferred	Deficit
				Unpaid	stock-	accumulated	Total
			Additional	Subscription	based	during the	stock-
	Common stock		Paid-In	on common	compen-	development	holders'
	Shares	Amount	Capital	stock	sation	stage	equity
Balance at December 31, 2007	29,917,454	2,992	92,648,789	-	-	(34,685,202)	57,966,579

Common stock issued during 2008, at par, pursuant to net-share (cashless) exercises of common stock warrants	57,983	6	(6)	-	-	-	-

Common stock issued in 2008, at $4.20 per share, pursuant to exercise of common stock warrants	11,200	1	47,039	-	-	-	47,040

Final adjustment to issuance costs accrued in conjunction with the sale and issuance of common stock in November 2007 at approximately $6.19 per share	-	-	5,733	-	-	-	5,733

Common stock issued in April 2008, at approximately $4.90 per share, for license fee	30,612	3	149,997	-	-	-	150,000

Employee stock options exercised	94,230	9	58,935	-	-	-	58,944

Stock-based compensation	-	-	1,405,752	-	-	-	1,405,752

Net loss	-	-	-	-	-	(35,086,151)	(35,086,151)
Balance at December 31, 2008	30,111,479	3,011	94,316,239	-	-	(69,771,353)	24,547,897

Common stock issued during 2009, at par, pursuant to net-share (cashless) exercises of common stock warrants	63,927	6	(6)	-	-	-	-

Sale and issuance of common stock in July 2009 at approximately $3.73 per share, net of issuance costs	3,325,000	333	12,402,425	-	-	-	12,402,758

Stock-based compensation	-	-	1,673,165	-	-	-	1,673,165

Net loss	-	-	-	-	-	(25,771,914)	(25,771,914)
Balance at December 31, 2009	33,500,406	3,350	108,391,823	-	-	(95,543,267)	12,851,906

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

					Deferred	Deficit
				Unpaid	stock-	accumulated	Total
			Additional	Subscription	based	during the	stock-
	Common stock		Paid-In	on common	compen-	development	holders'
	Shares	Amount	Capital	stock	sation	stage	equity
Balance at December 31, 2009	33,500,406	3,350	108,391,823	-	-	(95,543,267)	12,851,906

Sale and issuance of common stock with detachable warrants in March 2010 at approximately $2.50 per share, net of issuance costs	6,700,000	670	16,762,253	-	-	-	16,762,923

Sale and issuance of common stock in controlled at-the-market equity offering in September 2010 at approximately $4.49 per share, net of issuance costs	634,500	63	2,851,313	-	-	-	2,851,376

Sale and issuance of common stock in in October 2010 at approximately $4.60 per share, net of issuance costs	8,214,286	821	37,788,721	-	-	-	37,789,542

Common stock issued in 2010 at par, pursuant to net-share (cashless) exercises of common stock warrants	676,228	68	(68)	-	-	-	-

Common stock issued in 2010 at $4.20 per share pursuant to exercise of common stock warrants	65,555	7	275,324	-	-	-	275,331

Stock-based compensation	-	-	1,986,755	-	-	-	1,986,755

Net loss	-	-	-	-	-	(37,330,069)	(37,330,069)

Balance at December 31, 2010	49,790,975	$4,979	$168,056,121	$-	$-	$(132,873,336)	$35,187,764

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

					Deferred	Deficit
				Unpaid	stock-	accumulated	Total
			Additional	Subscription	based	during the	stock-
	Common stock		Paid-In	on common	compen-	development	holders'
	Shares	Amount	Capital	stock	sation	stage	equity
Balance at December 31, 2010	49,790,975	4,979	168,056,121	-	-	(132,873,336)	35,187,764

Sale and issuance of common stock in February 2011 at approximately $3.75 per share, net of issuance costs	10,062,500	1,006	37,725,532	-	-	-	37,726,538

Recovery of short-swing profits, net of expenses	-	-	73,797	-	-	-	73,797

Common stock issued in 2011 at $4.20 per share pursuant to cash exercises of common stock warrants	1,993,444	199	8,372,265	-	-	-	8,372,464

Common stock issued in 2011 at $2.88 per share pursuant to cash exercises of common stock warrants	37,277	4	107,667	-	-	-	107,671

Common stock issued in 2011 at par, pursuant to net-share (cashless) exercises of common stock warrants	149,950	15	(15)	-	-	-	-

Stock-based compensation	-	-	2,648,741	-	-	-	2,648,741

Net loss	-	-	-	-	-	(50,452,165)	(50,452,165)

Balance at December 31, 2011	62,034,146	$6,203	$216,984,108	$-	$-	$(183,325,501)	$33,664,810

Stock-based compensation	-	-	1,828,204	-	-	-	1,828,204

Sale and issuance of common stock in January 2012 at approximately $4.44 per share, net of issuance costs	4,989,275	499	22,151,352	-	-	-	22,151,851

Common stock issued in 2012 at par, pursuant to net-share (cashless) exercises of common stock warrants	17,148	2	(2)	-	-	-	-

Stock options exercised	35,210	4	7,190	-	-	-	7,194

Net loss	-	-	-	-	-	(31,735,909)	(31,735,909)

Balance at December 31, 2012	67,075,779	$6,708	$240,970,852	$-	$-	$(215,061,410)	$25,916,150

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				April 3, 2002
				(inception)
	For the years ended December 31,			through
	2012	2011	2010	December 31, 2012
Operating activities:
Net loss	$(31,735,909)	$(50,452,165)	$(37,330,069)	$(215,061,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,828,204	2,648,741	1,986,755	10,818,860
Depreciation and amortization	127,350	116,465	75,610	549,330
Stock issued for license fee	-	-	-	575,023
Non-cash interest expense	-	-	-	34,020
Loss (gain) on disposition of fixed assets	25,158	-	-	22,951
Fair value of warrants for finder's fee	-	-	-	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	615,740	(404,377)	(139,164)	(351,374)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	(9,848,177)	(200,603)	2,882,709	1,970,280
Accrued restructuring	841,184	-	-	841,184
Accrued compensation and related expenses	(1,219,502)	252,355	272,386	199,935
Net cash used in operating activities	(39,365,952)	(48,039,584)	(32,251,773)	(199,967,451)

Investing activities:
Acquisitions of property and equipment	(25,260)	(227,468)	(151,836)	(739,732)
Proceeds from sale of assets	12,230	-	-	15,907
Purchases of short-term investments	-	(65,605,570)	-	(115,143,906)
Redemptions of short-term investments	4,500,000	61,105,570	11,450,000	115,143,906
Security deposits	38,267	(172)	38,855	-
Net cash (used in) provided by investing activities	4,525,237	(4,727,640)	11,337,019	(723,825)

Financing activities:
Proceeds from borrowings from affiliate	-	-	-	1,745,000
(Repayment of) borrowings from line of credit	-	-	(11,466,012)	-
Proceeds from exercise of stock options	7,194	-	-	87,923
Proceeds from exercise of common stock warrants	-	8,480,135	275,331	9,054,546
Proceeds from sales of equity securities, net of issuance costs	22,151,851	37,726,538	57,403,841	218,550,016
Receipt of recovery of short-swing profits	-	73,797	-	73,797
Recapitalization of the Company	-	-	-	(400,000)
Receipt of cash for stock subscription receivable	-	-	-	4,625
Net cash provided by financing activities	22,159,045	46,280,470	46,213,160	229,115,907

Net (decrease) increase in cash and cash equivalents	(12,681,670)	(6,486,754)	25,298,406	28,424,631
Cash and cash equivalents, beginning of period	41,106,301	47,593,055	22,294,649	-
Cash and cash equivalents, end of period	$28,424,631	$41,106,301	$47,593,055	$28,424,631

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$70,389	$224,328

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

In conjunction with the merger and recapitalization of the Company effective February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700. As of December 31, 2012, all of these warrants had been exercised.

In February 2006, in conjunction with and as compensation for activities related to the February 2006 sale of equity securities, the Company issued warrants to purchase 716,666 shares of its common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000. Of these, warrants for the purchase of 486,766 shares remained unexercised and outstanding as of December 31, 2012. However, they remained unexercised and expired in February 2013.

In May 2006, in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007 of $433,750. As of December 31, 2012, all of these warrants remain unexercised and outstanding and are scheduled to expire in May 2013.

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Specifically, the Company is developing Northera™ (droxidopa), a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure, dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. The Company also has an interest in evaluating other potentially norepinephrine related conditions and diseases including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder. The Company has also devoted resources to the development of pharmaceuticals for multiple autoimmune disorders, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer. The Company’s operating subsidiary, Chelsea Therapeutics, Inc. (“Chelsea Inc.”), was incorporated in the State of Delaware on April 3, 2002 as Aspen Therapeutics, Inc., with the name changed in July 2004. In February 2005, Chelsea Inc. merged with a wholly-owned subsidiary of Chelsea Ltd.’s predecessor company, Ivory Capital Corporation (“Ivory”), a Colorado public company with no operations (the “Merger”). The Company reincorporated into the State of Delaware in July 2005, changing its name to Chelsea Therapeutics International, Ltd.

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

Basis of Presentation

Since inception, the Company has focused primarily on organizing and staffing, negotiating in-licensing agreements with partners, acquiring, developing and securing its proprietary technology, participating in regulatory discussions with the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA and other regulatory agencies, undertaking preclinical trials and clinical trials of product candidates and raising capital. In addition, during late 2011 and early 2012, the Company conducted activities in preparation for the planned commercial launch of Northera but, upon receipt of the complete response letter, or CRL, from the FDA in March 2012, brought such activities to a close. The Company is a development stage company and has generated no revenue since inception.

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

The Company believes that capital resources available at December 31, 2012 will be sufficient to meet its operating needs into the third quarter of 2014. This estimate assumes the planned costs of currently ongoing clinical activity and a planned new trial of Northera that could begin patient dosing as early as the fourth quarter of 2013 with a significant ramp in spending in the third quarter of 2013. In addition to the initial costs of a new clinical trial, this estimate also assumes various costs related to the planned 2013 resubmission of the Northera New Drug Application, or NDA, with the FDA.

For presentation purposes, the Company has restated all information, where applicable, contained in this report related to shares authorized, issued and outstanding and related disclosures of weighted average shares and loss per share to reflect the results of the Delaware reincorporation in July 2005 as if the Delaware reincorporation had occurred at the beginning of each of the periods presented.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions. The Company considers an accounting estimate to be critical if the accounting estimate requires management to make assumptions about matters that were uncertain at the time the accounting estimate was made and where changes in the estimate that could occur from period to period, or use of different reasonable estimates in the current period, would have a material impact on our financial condition or results of operations.

Significant estimates and assumptions are required related to the estimated costs and estimated percentages of completion of research and development activities that are outsourced to third-party contractors, the valuation of assets and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from such estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly-liquid investments with maturities of three months or less at the date of purchase.

Short-Term Investments

During 2011 and early 2012, the Company held short-term investments consisting of investments in certificates of deposit, or CD’s, with maturities of 26-weeks as of the dates of purchase, that were purchased through the Certificate of Deposit Account Registry Service, or CDARS®. Investments were made through a single CDARS Network member and when a large deposit was made, that institution used the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard Federal Deposit Insurance Corporation, or FDIC, insurance maximum ($250,000) so that both principal and interest were eligible for FDIC insurance. The Company also held, at various points during 2011, short-term investments in commercial paper and corporate bonds, all of which had been redeemed as of December 31, 2011. In addition, the Company held additional CDARS investments during 2011 that were classified as cash equivalents based on their 13-week maturities at the dates of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. A portion of the Company’s cash has been maintained in non-interest bearing accounts at federally insured financial institutions that, under the Transaction Account Guarantee Program, or TAGP, of the Federal Deposit Insurance Corporation, or FDIC. This program expired on December 31, 2012. The Company continues to maintain deposits in commercial accounts in excess of federally insured amounts ($250,000 for each account), primarily in fully liquid interest-bearing money market accounts, money market funds and Treasury funds. However, while giving consideration to the expiration of the TAGP at December 31, 2012, management believes the Company is not exposed to significant credit risk for its cash and cash equivalents due to the financial position of the depository institutions in which those deposits are held and the nature of the investments.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using undiscounted cash flows. Through December 31, 2012, there has been no such impairment.

Research and Development

Research and development expenditures are expensed based upon the most recent estimate of costs needed to complete such activities. The Company often contracts with third parties contract research organizations, or CROs, to facilitate, coordinate and perform agreed upon research and development activities.  Expense recognition is based upon estimated percentage of completion at the financial statement date applied against estimated amounts to complete the project. Estimates are calculated, maintained and presented to the Company by CROs and are then subjected to rigorous periodic internal review and analysis to ensure reasonableness of the estimates. Such review includes difficult, subjective and complex judgments, particularly in instances of studying orphan drug candidates where prior clinical activity is limited, providing little or no historical cost information. Given the highly variable nature of the costs involved in the completion of a clinical or pre-clinical trial, fluctuations in costs estimates can occur at any time during the trial or at its conclusion based on a number of factors including, but not limited to, the rate at which investigator sites are identified, site locations (US versus International), the timing of site activations, the rate at which patients are enrolled into a trial, changes to the number of sites and/or patients that are targeted for the trial, the timelines for trial completion and changes in scope of the actions to be taken by the contractor.

Given that the recognition of expense related to the Company’s contracted research and development activities comprise a significant component of reported expenses during any given period, such fluctuations can be material to the results of operations and/or the carrying value of assets and liabilities. The estimates to complete each contracted project are also used in the determination and disclosure of contractual obligations of the Company providing a snapshot of estimated cash requirements arising from future contractual payment obligations based upon the best information available at the time the financial statements are published.

To ensure that research and development costs are expensed as incurred, the Company measures expense based on estimated work performed for the underlying contract, typically utilizing a percentage-of-completion approach, and records prepaid assets or accrues expenses on a monthly basis for such activities based on the measurement of liability from expense recognition and the receipt of invoices. Contracts for research and development programs typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones.  In the event that the Company prepays fees for future milestones, the Company records the prepayment as a prepaid asset and amortizes the asset into research and development expense over the period of time the contracted research and development services are performed.  Most fees are incurred throughout the contract period and are expensed based on their estimated percentage of completion at a particular date. Although such fees may fluctuate during the life of a research and development program, such fluctuations are generally based on changes in or delays in the timelines for study completion

These contracts generally include pass through fees.  Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees.  Because these fees are incurred at various times during the contract term and they are used throughout the contract term, the Company records a monthly expense allocation to recognize the fees during the contract period.  Fees incurred to set up the clinical trial are expensed during the setup period. Estimating the costs of pass-through expenses for a contracted research and development program can be difficult and complex. Judgments used in the development of these estimates include the input of the CRO, the costs of previous clinical trials, estimates of patient recruitment rates, estimates of drop-out rates and estimates of site identification and activation rates. Estimates of investigator payments, lab costs, database development and management and adverse event reporting are based on parameters such as number of office visits, laboratory requirements, screening failure rates, location of the investigator site and the patient related factors discussed above. Historically, the Company has experienced fluctuations in the estimates of thee costs and has implemented rigorous review processes to ensure reliability of estimates. Fluctuations that have occurred previously have been in the range of +/- 5% of total program costs and the Company would anticipate that similar fluctuations could occur in the future. Depending on the size of the trial, the estimated costs to complete and the volume of overall research and development activities during any given period, such fluctuations could be material to the results of operations and financial position (see Note 6).

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as potentially dilutive securities from stock options and stock warrants would have an antidilutive effect since the Company incurred a net loss. The number of shares of common stock potentially issuable at December 31, 2012, 2011 and 2010 upon exercise or conversion that were not included in the computations of net loss per share were 9,099,600, 8,687,452 and 9,917,518, respectively.

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

Stock-Based Compensation

The Company accounts for its stock options using a fair value based method of accounting for stock options or similar equity instruments and requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values determined using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the Company’s statements of operations.

The fair value of each option award made to employees and directors during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the assumptions noted in the following table. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. Effective January 1, 2011, the Company began relying exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility given that, as of that date, there existed sufficient trading history to be able to determine historical volatility. Prior to that, the Company examined historical volatilities for industry peers closely related to the current status of its business, but with sufficient trading history to be able to determine volatility. The Company plans to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for its common stock becomes available. As of January 1, 2011, taking into consideration hiring completed and planned by the Company and the potential impact of forfeitures given the roles of these newly filled positions, the Company estimated a forfeiture rate of 3%. Given the events of 2012 and the corporate restructuring announced in July 2012 that have negatively impacted the Company’s staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012. In July 2012, the Company again reviewed its estimated forfeiture rate, based upon the adjusted staffing levels resulting from the corporate restructuring and, effective at that date, modified its estimated forfeiture rate to 11.5%. Prior to 2011, given the Company’s low historical rate of attrition and the senior nature of the roles for a significant portion of the Company’s employees, the Company estimated that it would experience no forfeitures or that the rate of forfeiture would be immaterial to the recognition of compensation expense for those options outstanding. Due to the limited amount of historical data available to the Company, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the years ended December 31, 2012, 2011 and 2010:

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,
	2012	2011	2010
Weighted-average risk-free interest rate	0.74%	1.83%	2.39%
Weighted-average expected life of options	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%
Weighted-average expected volatility	89.73%	87.82%	93.95%
Anticipated forfeiture rate	12%	3%	n/a

The table below summarizes the compensation expense recorded by the Company for the years ended December 31, 2012, 2011 and 2010 in conjunction with option grants made to employees and non-employee directors:

	For the year ended December 31,
	2012	2011	2010
Stock-based compensation expense recorded during period	$1,828,203	$2,648,741	$1,986,755
Total unrecognized compensation expense remaining	$4,173,830	$5,724,738	$3,031,546
Remaining average recognition period (in years)	2.81	1.95	1.97

As a result of the Company’s restructuring activities, stock-based compensation recorded for the year ended December 31, 2012 reflects the reversal of stock compensation expense for unvested options that were forfeited during the period and the impact of option modifications made for former executives and former Board members as a component of their resignations. The expected future amortization expense for unrecognized compensation expense for stock option grants to employees and non-employee directors at December 31, 2012 is as follows:

Year ending December 31, 2013	$1,550,467
Year ending December 31, 2014	1,316,481
Year ending December 31, 2015	907,591
Year ending December 31, 2016	399,291
$4,173,830

Although no such grants have been made by the Company since 2005 (none of which remain outstanding as of December 31, 2012), option awards to consultants, advisors or other independent contractors are granted with an exercise price equal to the market price of the Company’s stock at the date of the grant, have 10-year contractual terms and vest dependent upon the completion of performance commitments. As such, the value of stock options is measured at the then-current market value as of financial reporting dates and compensation cost is recognized for the net change in the fair value of the options for the reporting period, until such performance commitments are met. Once each commitment is met, the options that vest in association with that commitment are adjusted, for the last time, to the then-current fair value and compensation cost is recognized accordingly. No expense related to third-party grants were recognized during 2012, 2011 or 2010.

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

3. Fair Value Measurements

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. At December 31, 2012, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $28.4 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

At December 31, 2011, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $41.1 million and short-term investments of $4.5 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, was equivalent to the recorded book value.

4. Property and equipment:

Property and equipment consist of the following:

	December 31,
	2012	2011
Furniture and fixtures	$285,987	$283,231
Software	57,563	57,563
Leasehold improvements	39,909	39,909
Computer and office equipment	245,578	302,530
	629,037	683,233
Less - accumulated depreciation and amortization	(477,493)	(392,209)
	$151,544	$291,024

Depreciation and amortization expense was $127,350, $116,465 and $75,610 for the years ended December 31, 2012, 2011 and 2010, respectively.

5. Common Stock Offerings

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of common stock up to an aggregate offering price of $20,000,000. These shares were offered pursuant to the Company’s 2012 shelf registration statement. No equity sales have been made under this program at December 31, 2012.

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

On January 11, 2012, the Company raised gross proceeds of approximately $23.7 million through the sale of 4,989,275 shares of its common stock in a publicly-marketed offering. These shares were offered pursuant to the Company’s 2011 shelf registration statement, as amended effective January 5, 2012 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, filed with the SEC under which the Company could offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $63,950,000. Such registration statement became effective as of January 19, 2011. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.6 million.

There are no more securities available under the Company’s 2011 shelf registration.

On February 24, 2011, the Company raised gross proceeds of approximately $40.3 million through the sale of 10,062,500 shares of its common stock in a publicly-marketed offering. These shares were offered pursuant to the Company’s 2011 shelf registration statement, amended pursuant to Rule 462(b), filed with the SEC under which the Company could offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $63,950,000. Such registration statement became effective as of January 19, 2011. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $2.5 million.

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

On July 28, 2009, the Company raised gross proceeds of approximately $13.3 million through the sale of 3,325,000 shares of its common stock. These shares were offered pursuant to the Company’s prior shelf registration statement, as amended effective July 22, 2009 pursuant to Rule 462(b) to increase the dollar amount of securities available for sale, as filed with the SEC under which the Company could offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $62,218,060. Such registration statement became effective as of October 11, 2007. In connection with this offering, the Company paid commissions and other offering-related costs of approximately $0.9 million.

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

6. Commitments

Facility Lease

On October 21, 2010, the Company entered into an amendment to its lease agreement, dated March 7, 2008, to increase the office space in Charlotte, North Carolina that serves as its corporate headquarters. Occupancy of the additional space occurred in March 2011. Occupancy for the originally leased space occurred in May 2008. Upon taking delivery of the newly added space and upon expiration of a free rental period of six months from the date of delivery, the monthly payments under the lease are approximately $30,000.  The lease, as amended, expires on or about March 11, 2016 and calls for annual rent increases of 3%. A security deposit of approximately $38,000 was returned to the Company in 2012 per the terms of the lease. The future aggregate minimum lease payments under non-cancellable operating leases are approximately $1.2 million through the lease expiration date of March 2016.

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $358,439, $339,963 and $202,267, respectively.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by the Company as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. In September 2010, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. The Company is obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. There are no minimum royalties required under the agreement. The Company is also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones. Although the Company has no current development activity ongoing for this portfolio of compounds, approximately $1.5 million of payments may become due if specific clinical or regulatory milestones are achieved at a future date, subject to the Company’s right to terminate the license agreement. In addition, should the Company enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study. In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA and has remaining potential future milestone payments, subject to the Company’s right to terminate the DSP Agreement, totaling $2.5 million, including a potential milestone payment of $1.5 million payable upon approval of an NDA. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Such work has been completed and, based on work performed by DSP as of December 31, 2012, the Company had recorded cumulative expense of approximately $3.1 million.

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

The amount expended under these agreements and charged to research and development expense was $750,000 during the year ended December 31, 2011 and $100,000 during the year ended December 31, 2010.

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

In April 2008, the Company and AB entered into a termination and assignment agreement (the “Termination Agreement”), whereby AB discontinued its participation in the I-3D co-development program and assigned its entire right, title and interest in the portfolio to the Company in exchange for royalties on future sales. The Termination Agreement also eliminated the Company’s obligation related to payment of potential future development milestones under the Development Agreement. The Company has recorded no costs related to this program during 2012, 2011 or 2010.

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities as contracted at December 31, 2012. However, should a need arise to cancel activities under these contracts, there might be cancellation fees that could be punitive in nature.

In addition, the Company has contracted with a third party for the manufacture of commercial quantities of Northera prior to the date of final marketing approval and might perform similar activities for other of its product candidates in the future. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. This risk notwithstanding, the Company initiated such activities with its primary supplier of active pharmaceutical ingredient of Northera in December 2010 and had incurred expenses of approximately $1.2 million, $3.8 million and $1.9 million related to these activities during 2012, 2011 and 2010, respectively. Until final approval to market any of the Company’s product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development. In addition, in October 2011, the Company committed to the purchase of active pharmaceutical ingredient from DSP to be used in the production of commercial inventory in preparation for the market launch of Northera in the United States with a value of approximately $7.2 million, given exchange rates at that time. A small initial shipment of this material was delivered in the first quarter of 2012. In October 2012, the Company obtained a written waiver from the third-party manufacturer wherein the Company was released from its obligation to purchase the remaining material under this agreement.

As more fully described in Significant Accounting Policies (see Note 1), material fluctuations in the estimated costs to complete contracted research and development activities of a material nature could occur during the normal course of business. Although the Company has a rigorous process in place for the periodic review of the costs estimates utilized in accounting for expenses of contracted third-party research activities, during the fourth quarter of 2012 the Company’s analysis resulted in changes in the estimates to complete its Phase III clinical trial, Study 306B, and its estimate of final costs for its nearly completed Phase II clinical trial of CH-4051, Study 202. At September 30, 2012, the Company had estimated the costs to complete Study 306B and its Northera extension studies would be approximately $1.6 million from that date until the end of the first quarter of 2013. However, based upon updated information obtained in the fourth quarter of 2012, the estimated costs to complete these programs were changed. Expenses had been recorded in prior periods based upon previous estimates of these program costs and, as such, based on the changes in the estimates to complete, the Company recorded, in the fourth quarter of 2012, a reversal of $0.9 million related to costs previously recorded. In addition, the Company modified the estimated costs needed to complete these programs in the first quarter of 2013 to $0.5 million. Similarly, the Company recorded a $0.5 million reduction in research and development expenses during the fourth quarter of 2012 for its Phase II trial of the Company’s antifolates in rheumatoid arthritis. Although all costs associated with this trial had been recognized in prior periods, the Company recorded the impact of this change in estimate in the fourth quarter of 2012.

Commitments under research and development programs represent contractual commitments entered into for materials and services in the normal course of business and totaled approximately $1.5 million at December 31, 2012.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contractual Obligations

During 2011 and early 2012, the Company contracted with various third parties to facilitate, coordinate and perform agreed upon commercialization support activities in anticipation of approval to launch of Northera in the United States in 2012. These contracts typically called for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. In the event that the Company prepaid fees for future milestones, it would have recorded the prepayment as a prepaid asset and amortized the asset into sales and marketing expense over the period of time the contracted services were performed. Most fees were incurred throughout the contract period and were expensed based on the percentage of completion at a particular date. During the second quarter of 2012, the Company successfully curtailed these activities and cancelled the associated contracts given the receipt of the CRL from the FDA on March 28, 2012. The Company did incur a cancellation penalty on one of these contracts and, during the second quarter of 2012, recorded $100,000 of sales and marketing expense related to that penalty.

Business activities performed under these contracts included, but were not limited to, market research, marketing and advertising planning and development, contracted Medical Science Liaison professionals, sales territory mapping, publication planning, sales force recruiting, sales operations support and planning, messaging and website development, public relations and information technology support and planning.

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

As of December 31, 2012, no shares of preferred stock were issued and outstanding.

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

Warrants

At December 31, 2012 and 2011, the Company had outstanding warrants to purchase 2,023,530 and 2,875,022 shares, respectively, of the Company's common stock. Warrants outstanding as of December 31, 2012 were issued at prices ranging from $2.79 to $4.31 per share.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 5, 2010, in conjunction with the 2010 Offering, the Company issued warrants for the purchase of 2,345,000 shares of its common stock. These warrants had an aggregate fair value of approximately $3.9 million, permit the holders to purchase the underlying common shares at $2.79 each or elect a net share settlement and are exercisable in whole at any time, or in part from time to time, during the period commencing six months after the date of issuance and ending three years from the date of issuance. At December 31, 2012, warrants for the purchase of 1,286,764 shares of the Company’s stock remained outstanding. However, these remaining unexercised warrants expired on March 5, 2013.

In March 2007, in conjunction with the 2007 Placement (see Note 5), the Company issued warrants for the purchase of 794,492 shares of its common stock. The aggregate fair value of these warrants was approximately $1.3 million. The warrants permitted the holders to purchase the underlying common shares at $5.66 each and are exercisable in whole at any time, or in part from time to time, for cash, for five years from the date of issuance. The warrants were redeemable at par value at the Company’s option in the event that the volume weighted-average closing price of the Company’s common stock is greater than $12.00 per share for any 20 consecutive trading days provided the Company gives 60 business days’ written notice to the holders and simultaneously call all warrants on the same terms. Any remaining unexercised warrants expired in February 2012.

In May 2006, in conjunction with and as compensation for activities related to the product license agreement with DSP (see Note 6) and under a finder’s agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that did not occur until January 2007. As such, in January 2007, the Company recorded a charge based on the warrants’ aggregate fair value at that date of $433,750. The warrants permit the holders to purchase the underlying common shares at $4.31 per share, and are exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance. At December 31, 2012, all of these warrants remained outstanding.

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

The Company also issued warrants to its placement agent for the 2006 Placement to purchase 716,666 shares of its common stock with an exercise price of 110% of the purchase price per share based on shares sold in the 2006 Placement, or $3.30 per share and an aggregate fair value of approximately $705,000. These warrants are exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance. At December 31, 2012, warrants for the purchase of 486,766 shares of the Company’s stock remained outstanding. However, such warrants expired in February 2013.

In February 2005, in conjunction with and as compensation for facilitating the Merger (see Note 1), the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of approximately $2.62 per share. The aggregate fair value of these warrants was approximately $26,700. These warrants were exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance. At December 31, 2012, all of these warrants had been exercised by the holders.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Company has a stock incentive plan, as amended (the “Plan”) under which incentive stock options for 10,400,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

Options awards to employees and directors are granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of the grant and generally have 10-year contractual terms.

During the years ended December 31, 2012, 2011 and 2010, the Company granted stock options to employees and non-employee directors as follows:

	For the years ended December 31,
	2012	2011	2010
Options granted during period	2,136,000	1,190,500	861,000
Weighted average exercise price	$3.26	$6.91	$3.10
Weighted average grant date fair value	$2.21	$4.60	$2.24

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of December 31, 2012 for those awards that have an exercise price below the quoted closing price. There is no intrinsic value for any of the options granted in 2012, 2011 and 2010 as the exercise prices of those options exceeded the quoted closing price of the Company’s common stock on December 31, 2012. However, for all options outstanding at December 31, 2012, the aggregate intrinsic value as of that date was approximately $48,900.

Each option granted to employees and non-employee directors during 2012, 2011 and 2010 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan. Effective June 5, 2012, the Plan was amended to modify Section 5.2, removing a sentence that could be interpreted as allowing repricing of options issued under the Plan.

During the years ended December 31, 2012, 2011 and 2010, options for 837,150, 40,000 and 12,000 shares were forfeited by former employees of the company.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information since inception is as follows:

	Available	Activity/	Wtd Avg
	For Grant	Balance	Exercise Price
Establish 2002 Option Plan	1,085,648	-	$-
Balance at December 31, 2002	1,085,648	-

2003 Activity	-	-	$-
Balance at December 31, 2003	1,085,648	-

Cancel 2002 Stock Option Plan	(1,085,648)	-	$-
Establish 2004 Stock Option Plan	1,085,648	-	$-
2004 Option grants	(363,835)	363,835	$0.56
Balance at December 31, 2004	721,813	363,835

2005 Plan Amendment	410,784	-
2005 Option grants	(761,451)	761,451	$2.66
2005 Cancellations	58,683	(58,683)	$2.62
2005 Exercises	-	(14,663)	$0.07
Balance at December 31, 2005	429,829	1,051,940

2006 Plan Amendments	1,148,568	-
2006 Option grants	(668,085)	668,085	$3.61
2006 Cancellations	8,802	(8,802)	$2.62
2006 Exercises	-	(78,683)	$0.06
Balance at December 31, 2006	919,114	1,632,540

2007 Plan Amendments	1,500,000	-
2007 Option grants	(665,500)	665,500	$5.72
2007 Exercises	-	(17,868)	$0.88
Balance at December 31, 2007	1,753,614	2,280,172

2008 Option grants	(837,500)	837,500	$6.11
2008 Cancellations	148,802	(148,802)	$4.95
2008 Exercises	-	(94,230)	$0.63
Balance at December 31, 2008	1,064,916	2,874,640

2009 Plan Amendments	855,000	-
2009 Option grants	(938,290)	938,290	$1.99
Balance at December 31, 2009	981,626	3,812,930

2010 Plan Amendments	1,200,000	-
2010 Option grants	(861,000)	861,000	$3.10
2010 Cancellations	12,000	(12,000)	$2.93
Balance at December 31, 2010	1,332,626	4,661,930

2011 Plan Amendments	1,200,000	-
2011 Option grants	(1,190,500)	1,190,500	$6.91
2011 Cancellations	40,000	(40,000)	$5.07
Balance at December 31, 2011	1,382,126	5,812,430

2012 Plan Amendments	3,000,000	-
2012 Option grants	(2,136,000)	2,136,000	$3.26
2012 Exercises	-	(35,210)	$0.20
2012 Cancellations	-	(837,150)	$4.74
Balance at December 31, 2012	2,246,126	7,076,070

 CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The table below summarizes options outstanding, options vested and aggregate intrinsic value as of December 31, 2012:

	Outstanding	Vested
Options under the Plan:
Total options	7,076,070	4,667,785
Weighted average remaining contractual life (in years)	6.27	5.06
Weighted average exercise price per share	$3.97	$4.14
Aggregate intrinsic value of in-the-money options	$48,865	$48,865

During 2012, options for the purchase of 35,210 shares of the common stock of the Company were exercised at an exercise price of approximately $0.20 per share and an aggregate intrinsic value at the date of exercise of approximately $44,900. During the years ended December 31, 2011 and 2010, no options were exercised. The weighted average exercise price for all vested and unvested options outstanding as of December 31, 2012, 2011 and 2010 is approximately $3.97, $4.32 and $3.66 per share, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2012	2011
Common stock warrants outstanding	2,023,530	2,875,022
Common stock options outstanding	7,076,070	5,812,430
Common stock options available for future grants	2,246,126	1,382,126
	11,345,726	10,069,578

At December 31, 2012, the Company had warrants for the purchase of 2,023,530 shares of its common stock outstanding for which the warrant holders could elect a net share settlement. As the market price as of December 31, 2012 exceeded the exercise prices of the warrants that ranged from $2.79 to $4.31 per share, the Company would not have issued, in net share settlements, any shares of its common stock in settlement of these warrants.

8. Income Taxes

The Company does not have any unrecognized tax benefits as it believes that all positions meet the more-likely-than-not recognition threshold, presuming that such tax position would be examined by a relevant taxing authority that has full knowledge of all relevant information. As such, a tabular presentation of those tax benefits is not presented.

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

The Company and its subsidiaries file tax returns in the United States and a small number of state jurisdictions. The statute of limitations for examination of the Company’s returns has expired for years prior to 2009. There are no income tax examinations currently in process nor has the Company been subject to examination since inception. The material jurisdictions subject to potential examination by taxing authorities for open tax years primarily include the United States and the State of North Carolina.

The components of the deferred tax assets and the valuation allowance are shown below. The state carryforwards are shown net of federal tax.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward - Federal	$65,898,904	$56,534,714
Net operating loss carryforward - State	8,915,734	7,648,814
Licensing costs	1,213,928	1,105,848
Compensation costs and deferred stock compensation	1,747,524	1,271,272
Inventory purchases prior to commercialization	2,671,034	2,228,108
Other temporary differences	(161,377)	(269,087)
	80,285,747	68,519,669
Less valuation allowance	(80,285,747)	(68,519,669)
	$-	$-

The reasons for the difference between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the losses before income tax benefit are as follows:

	December 31,
Rate reconciliation:	2012	2011
Statutory federal rate	-34.00%	-34.00%
State income tax rate (net of federal benefit)	-4.60%	-4.60%
Certain non-deductible expenses	1.59%	1.47%
Effect of increase in valuation allowance	37.01%	37.13%
Effective tax rate	0.00%	0.00%

Given the Company’s history of incurring operating losses, the Company’s ability to realize its deferred tax assets is not considered more likely than not. As a result, a valuation allowance equal to the total deferred tax assets has been established. The valuation allowance as of December 31, 2012 and 2011 was approximately $80.3 million and $68.5 million, respectively. The increase in the valuation allowance during 2012 is primarily related to the increase in net operating losses.

At December 31, 2012, the Company had potentially utilizable federal and state net operating loss carryforwards of approximately $193.8 million. The net operating loss carryforwards expire in various amounts for federal and state tax purposes through 2032 and 2027, respectively.

Under limitations imposed by Internal Revenue Code Section 382, or IRC§382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL carryforwards. During 2011, the Company undertook, with the assistance of its tax advisors, a detailed study in order to determine any potential IRC§382 limitations on its ability to utilize, in future periods, its federal NOL carryforwards. This detailed study resulted in a determination that there had been two ownership changes previously, as defined by IRC§382, limiting the Company’s NOLs available for federal tax purposes to approximately $141.4 million at December 31, 2012. However, all NOLs would be available for use prior to their expiration, resulting in no adjustment to the tax provision and disclosure at December 31, 2012. In future years, after utilizing the $141.4 million of NOLs currently available and any unrestricted future tax losses generated, the use of the remainder of the Company's NOLs at December 31, 2012 would be limited to approximately $8.9 million annually for 2013, approximately $7.6 million for 2014, approximately $4.1 million annually for the years from 2015 to 2022 and the remainder in 2023. Any portion of an NOL limited by IRC§382 not used in a given year can be carried forward to subsequent years. Any NOLs generated during periods since the date of the most recent ownership change and those that might be generated in any future periods can be used without restriction unless a future ownership change occurs or has occurred since the date of our 2011 analysis.

Although the Company believes that it is qualified for research and development tax credits, a detailed study has not been completed, as utilization of such credits is not available until the Company exhausts its available NOL carryforwards. However, limitations might be expected under Internal Revenue Code Section 383, or IRC§383, on the utilization of research and development tax credits that may be available to the Company. The Company is currently unable to fully estimate the impact of any such available research and development tax credits and any related IRC§383 limitations nor has it undertaken the steps necessary to fully estimate the potential benefits that may be available to it from the utilization of research and development tax credits in future periods.

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

9. Legal Proceedings

Following the receipt of the CRL from the FDA regarding the NDA for Northera™ (droxidopa) in March 2012 and the subsequent decline of the price of the Company’s common stock, two purported class action lawsuits were filed on April 4, 2012 and another purported class action lawsuit was filed on May 1, 2012 in the U.S. District Court for the Western District of North Carolina against us and certain of our executive officers.

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of the Company’s common stock from November 3, 2008 through March 28, 2012. The Company and its officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of the Company’s board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to the development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that the Company and its officers have filed on November 16, 2012 in response to the consolidated complaint in the class action. The Company intends to vigorously defend against this lawsuit but is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

10. Savings and Retirement Plan

During 2005, the Company established a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. The Company matches such contributions up to a maximum of 4% of the employee's compensation, as defined. For the years ended December 31, 2012, 2011 and 2010, the Company made contributions of approximately $196,000, $211,000 and $143,000, respectively.

11. Restructuring

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other than severance payments that continue to be made to its former CEO and former Vice President of Sales and Marketing per the terms of their severance agreements, the Company completed all other severance payments related to the reduction in force in the third quarter of 2012. As a component of his departure, the Company accelerated the vesting of all unvested options that had been previously granted to its former CEO and extended the period in which those options could be exercised from 90 days from the date of termination to two years from that date. For the directors that resigned from the Board, the Company accelerated the vesting of all unvested options that had been previously granted and extended the period in which those options can be exercised from 180 days from the date of separation to one year from that date. For the former Vice President of Sales and Marketing, the Company agreed that options would continue to vest and could be exercised until the end of his severance period plus 90 days. Given that all of these options were out of the money as of the dates of the modifications, the impact of these exercise and vesting period modifications did not generate any incremental stock-based compensation expense. However, as such modifications are considered to be a cancellation of the original grants and the issuance of a new grant, adjustments were needed in order to true-up stock-based compensation expense recorded for those options in 2012 based upon their adjusted fair value.

To assist in retention, the Board granted the remaining executive officers options for the purchase of an aggregate of 350,000 shares of the common stock of the Company on July 9, 2012. On July 23 and July 30, 2012, additional options were issued to the remaining members of the Board of Directors for the purchase of an aggregate of 157,500 shares of the common stock of the Company. On August 15, 2012, options were granted to the remaining employees in the Company for the purchase of an aggregate of 319,500 shares of the common stock of the Company. In the aggregate, the Company issued options for the purchase of 827,000 shares of the common stock of the Company.

The Company recorded restructuring charges associated with these actions during the year ended December 31, 2012 as follows:

2012 Restructuring Activity
	Restructuring			Adjustments,	Restructuring
	Liabilities as of			Non-cash items	Liabilities as of
	December 31,	Charges to the	Cash	and Changes	December 31,
	2011	Reserve	Payments	to Estimates	2012
Employee related costs:
Severance and salary continuation	$-	$2,070,961	$(1,256,933)	$-	$814,028
Accrued vacation at separation	-	97,023	(52,830)	(44,193)	-
Related payroll taxes	-	65,558	(45,632)	-	19,926
Benefits	-	50,367	(41,201)	(1,936)	7,230
Other costs	-	173,939	(70,328)	(103,611)	-
Totals	$-	$2,457,848	$(1,466,924)	$(149,740)	$841,184

(a)	– Approximately $150,000 of vacation expense had been accrued and expensed in prior periods as the benefit was earned. Upon announcement of the restructuring and the related reduction in force, amounts accrued for those employees being terminated was reclassified from accrued compensation and recorded as a component of the restructuring reserve for balance sheet purposes. As such, charges to the reserve, net of adjustments, does not directly correspond to restructuring expenses reflected on the Consolidated Condensed Statement of Operations.

12. Subsequent Events

Grant of Stock Options

Through March 7, 2013, the Company granted options for the purchase of 785,500 shares of its common stock to employees and non-employee directors. These grants had a weighted average exercise price of $0.93 per share, a weighted average fair value of $0.71 per share and were granted at an exercise price equal to or greater than the closing market value of the Company’s stock on the dates of grant.

