Form 10-K/A
period 2012-12-31
Chelsea Therapeutics International, Ltd.
filed 2013-03-14
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

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

EXPLANATORY NOTE

Chelsea Therapeutics International, Ltd. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013 for the sole purpose of adding the electronic signature of the Company’s independent registered public accounting firm, Ernst & Young LLP, to the Report of Independent Registered Public Accounting Firm for the consolidated financial statements and the financial statements schedule listed in the Index at Item 15, and the effectiveness of the Company’s internal control over financial reporting. These signatures were inadvertently omitted from the previously filed Form 10-K.

Although compliance with certain requirements of the SEC’s rules in connection with the filing of this Amendment on Form 10-K/A allows the company to file only those sections affected by the amendment, this amendment includes a complete resubmission of the entire Annual Report on Form 10-K, as amended. This Amendment No. 1 on Form 10-K/A does not change or update the previously reported financial statements or any of the other disclosures contained in the original Form 10-K.

Consistent with the rules of the SEC, the certifications of the Company’s principal executive officer and principal financial officer, required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as of the date of this Amendment No. 1 on Form 10-K/A are attached as exhibits to this Amendment No. 1 on Form 10-K/A. The only change in these certifications is their date.

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

(b)	Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

1.1	Placement Agency Agreement dated November 1, 2007 by and among Chelsea Therapeutics International, Ltd., Leerink Swann LLC, Oppenheimer & Co. Inc. and Punk Ziegel & Company.	8-K	11/02/07	1.1

1.2	Placement Agency Agreement dated July 22, 2009 by and among Chelsea Therapeutics International, Ltd., Wedbush Morgan Securities, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	07/23/09	1.1

1.3	Placement Agency Agreement dated February 26, 2010 by and among the Company, Leerink Swann LLC and Needham & Company, LLC.	8-K	02/26/10	1.1

1.4	Equity Underwriting Agreement, dated October 1, 2010, between Chelsea Therapeutics International, Ltd. and Deutsche Bank Securities Inc., as representative of the several underwriters.	8-K	10/01/10	1.2

1.5	Equity Underwriting Agreement, dated February 18, 2011, between Chelsea Therapeutics International, Ltd. and Deutsche Bank Securities Inc., as representative of the several underwriters.	8-K	02/18/11	1.3

2.1	Agreement and Plan of Merger by and among Ivory Capital Corporation, Chelsea Therapeutics, Inc. and Chelsea Acquisition Corp, dated as of January 17, 2005.	8-K+	01/21/05	2.1

2.2	Agreement and Plan of Merger between Ivory Capital Corporation and Chelsea Therapeutics International, Ltd., dated as of June 17, 2005.	14A+	07/28/05	Appendix A

3.1	Certificate of Incorporation for Chelsea Therapeutics International, Ltd., as amended on June 1, 2010	10-Q	11/01/11	3.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.2	Bylaws of Chelsea Therapeutics International, Ltd.	S-1/A	08/18/05	3.2

4.1	Form of Registered Direct Warrant issued to investors on March 5, 2010.	8-K	02/26/10	4.1

10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K+	02/16/05	10.1

10.2	Form of Subscription Agreement for the purchase of Series A Convertible Preferred Stock of Chelsea Therapeutics, Inc.	8-K+	02/16/05	10.3

10.3	Chelsea Therapeutics International, Ltd. 2004 Stock Plan, as amended, and forms of Notice of Stock Option Grant and Stock Option Agreement, as amended January 25, 2012.	10-K	03/07/12	10.3

10.4	Form of Subscription Agreement and Warrant for the purchase of common stock, par value $0.0001 per share, of Chelsea Therapeutics International, Ltd.	8-K	02/17/06	10.5

10.5	Placement Agency Agreement dated November 28, 2005 between Chelsea Therapeutics International, Ltd. and Paramount BioCapital, Inc.	10-K	03/08/06	10.6

10.6	Employment Agreement between Chelsea Therapeutics International, Ltd. and Dr. Simon Pedder, dated March 2, 2012.	10-K	03/07/12	10.6

10.7*	Development and Commercialization Agreement dated as of May 5, 2006 between Active Biotech AB and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.8

10.8*	Exclusive License Agreement effective May 26, 2006 between Dainippon Sumitomo Pharma Co., Ltd. and Chelsea Therapeutics, Inc.	10-Q	08/14/06	10.9

10.9*	Finder’s Agreement dated May 26, 2006 between Paramount BioCapital, Inc. and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.10

10.10	Form of Subscription Agreement for the purchase of common stock of Chelsea Therapeutics International, Ltd. dated March 19, 2007 and related form of Warrant, dated March 22, 2007.	8-K	03/20/07	10.11

10.13	Form of Subscription Agreement for the purchase of common stock and warrants to purchase common stock of Chelsea Therapeutics International, Ltd.	8-K	02/26/10	10.15

10.14	Sales Agreement, dated July 2, 2010, between Chelsea Therapeutics, Ltd. and Cantor Fitzgerald & Co.	S-3	01/10/11	10.16

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.15	Amendment No. 1, dated July 26, 2011, to Sales Agreement, dated July 2, 2010, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	07/26/11	10.15

10.16	Amendment No. 2, dated December 28, 2011, to Sales Agreement, dated July 2, 2010, as amended July 26, 2011, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	12/29/11	10.16

10.17*	Manufacturing Services Agreement, dated November 7, 2011, between Chelsea Therapeutics, Inc. and Patheon Inc.	10-K	03/07/12	10.17

10.18	Severance and Release Agreement, dated as of July 9, 2012, between Chelsea Therapeutics International, Ltd. And Dr. Simon Pedder	8-K	07/13/12	10.17

10.19	Severance Agreement, dates as of October 16, 2012, between Chelsea Therapeutics International, Ltd. And Joseph Oliveto	8-K	10/16/12	10.19

10.20	Amendment No. 3, dated November 26, 2012, to Sales Agreement, dated July 2, 2010, as amended July 26, 2011 and December 28, 2011, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	11/26/12	10.20

21.1	Subsidiaries of Chelsea Therapeutics International, Ltd.	10-K	03/12/07	21.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	03/07/13	23.1

23.2	Consent of Independent Registered Public Accounting Firm.	10-K	03/07/13	23.2

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials submitted in XBRL format.	10-K	03/07/13	101

* The registrant received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

+ Filed by Ivory Capital Corporation, predecessor in interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March 2013.

Chelsea Therapeutics International, Ltd.

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

