Form 10-Q
period 2013-03-31
Chelsea Therapeutics International, Ltd.
filed 2013-05-01
CIK 1333763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013 there were 67,085,154 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$25,059,122	$28,424,631
Prepaid contract research and manufacturing	91,677	175,192
Other prepaid expenses and other current assets	447,831	176,181
Total current assets	25,598,630	28,776,004
Property and equipment, net	121,635	151,544
	$25,720,265	$28,927,548

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$898,025	$788,073
Accrued compensation and related expenses	373,192	199,935
Accrued restructuring	648,171	841,184
Accrued contract research and manufacturing	378,453	496,901
Other accrued expenses	797,619	685,305
Total liabilities	3,095,460	3,011,398
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 67,075,779 shares issued and outstanding	6,708	6,708
Additional paid-in capital	241,596,726	240,970,852
Deficit accumulated during the development stage	(218,978,629)	(215,061,410)
Total stockholders' equity	22,624,805	25,916,150
	$25,720,265	$28,927,548

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			Period from
			April 3, 2002
	For the three months ended March 31,		(inception) to
	2013	2012	March 31, 2013

Operating expenses:
Research and development	$1,956,966	$8,699,119	$164,461,812
Sales and marketing	359,284	4,968,762	24,605,660
General and administrative	1,607,064	1,920,111	32,510,222
Restructuring	-	-	2,157,795
Total operating expenses	3,923,314	15,587,992	223,735,489

Operating loss	(3,923,314)	(15,587,992)	(223,735,489)
Interest income	6,095	28,774	5,015,208
Interest expense	-	-	(258,348)

Net loss	$(3,917,219)	$(15,559,218)	$(218,978,629)

Net loss per basic and diluted share of common stock	$(0.06)	$(0.23)

Weighted average number of basic and diluted common shares outstanding	67,075,779	66,429,178

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS' EQUITY

(unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stock-
	Common stock		paid-in	development	holders'
	Shares	Amount	capital	stage	equity
Balance at January 1, 2013	67,075,779	$6,708	$240,970,852	$(215,061,410)	$25,916,150

Stock-based compensation	-	-	625,874	-	625,874

Net loss	-	-	-	(3,917,219)	(3,917,219)

Balance at March 31, 2013	67,075,779	$6,708	$241,596,726	$(218,978,629)	$22,624,805

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			April 3, 2002
	For the three months ended March 31,		(inception) to
	2013	2012	March 31, 2013
Operating activities:
Net loss	$(3,917,219)	$(15,559,218)	$(218,978,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	625,874	828,084	11,444,734
Depreciation and amortization	29,909	33,965	579,239
Stock issued for license agreement	-	-	575,023
Non-cash interest expense	-	-	34,020
Loss (gain) on disposition of assets	-	-	22,951
Fair value of warrants for finder's agreement	-	-	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(188,135)	(560,177)	(539,509)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	103,818	(167,191)	2,074,097
Accrued compensation and related expenses	173,257	(625,594)	373,192
Accrued restructuring	(193,013)	-	648,171
Net cash used in operating activities	(3,365,509)	(16,050,131)	(203,332,961)

Investing activities:
Acquisitions of property and equipment	-	(20,929)	(739,731)
Proceeds from sale of assets	-	-	15,907
Puchases of short-term investments	-	-	(115,143,906)
Redemptions and sales of short-term investments	-	4,500,000	115,143,906
Net cash provided by (used in) investing activities	-	4,479,071	(723,824)

Financing activities:
Proceeds from borrowings from affiliate	-	-	1,745,000
Proceeds from exercise of stock options	-	-	87,923
Proceeds from exercise of common stock warrants	-	-	9,054,546
Recapitalization of the Company	-	-	(400,000)
Proceeds from sales of equity securities, net of issuance costs	-	22,145,220	218,550,016
Receipt of recovery of short-swing profits	-	-	73,797
Receipt of cash for stock subscription receivable	-	-	4,625
Net cash provided by financing activities	-	22,145,220	229,115,907

Net (decrease) increase in cash and cash equivalents	(3,365,509)	10,574,160	25,059,122
Cash and cash equivalents, beginning of period	28,424,631	41,106,301	-
Cash and cash equivalents, end of period	$25,059,122	$51,680,461	$25,059,122

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$224,328

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

In conjunction with the merger and recapitalization of the Company effective February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700. As of March 31, 2013, all of these warrants had been exercised.

In February 2006, in conjunction with and as compensation for activities related to the February 2006 sale of equity securities, the Company issued warrants to purchase 716,666 shares of its common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000. Of these, warrants for the purchase of 486,766 shares were unexercised and expired in February 2013.

In May 2006, in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007 of $433,750. As of March 31, 2013, all of these warrants remain unexercised and outstanding and, if they remain unexercised, are scheduled to expire in May 2013.

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A filed on March 14, 2013 and available on the website (www.sec.gov) of the United States Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K/A.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

More recently, the Company has focused on preparing for the resubmission of its Northera New Drug Application, or NDA, that, based upon recent guidance received from the FDA, will include data from Study 306B as supportive evidence of both efficacy and safety. The Company currently anticipates that the NDA resubmission, which the FDA has indicated will be accepted for filing based upon the information provided for the proposed resubmission, will take place late in the second quarter or early in the third quarter of 2013. Under the Prescription Drug User Fee Act, or PDUFA, the FDA would review and act on the NDA six months from the date of submission. The Northera NDA, including the resubmisison, will include data from three completed Phase III efficacy studies (Studies 301, 302, 306A and 306B), an integrated summary of efficacy, an expanded, 650-patient safety database, two long-term, open label extension studies, a dedicated thorough QTc study and a 24-hour ambulatory blood pressure monitoring study. The FDA has further informed the Company that an acute symptomatic endpoint, one demonstrating short-term therapeutic benefit, may be sufficient evidence of efficacy required for approval and that durability of response, as measured by long-term symptomatic benefit, may be required to be shown in a post-approval study.

While recent guidance from the FDA is encouraging, the FDA was clear that Study 306B data remains subject to scrutiny, including a thorough review of data sensitivities and that the FDA might conduct audits of clinical sites, the contract research organization, or CRO, involved in the study and the sponsor. Approval using data from Study 306B in support of efficacy claims for Northera would only be possible based on the strength of that data and its ability to provide substantial evidence of efficacy. As such, the FDA is under no obligation to approve Northera if they are not adequately satisfied with the data presented and the Company cannot provide any assurance that the FDA will approve Northera. The FDA might require additional clinical evidence or might choose to approve Northera with a requirement for a post-approval efficacy study. Accordingly, the Company plans to initiate an additional clinical study of Northera in Neurogenic OH, the design of which will be finalized following additional discussions with the FDA. This study is anticipated to begin patient dosing in the fourth quarter of 2013.

In additional recent discussions, the FDA has indicated that the revised Northera NDA will likely be reviewed by the Cardiovascular and Renal Drug Advisory Committee, or CRDAC, and the Company intends to prepare rigorously for that possibility.  Further, in addressing the possibility of accelerated approval based on trials to date, which have provided favorable data for acute use only, the FDA reemphasized that another clinical study to demonstrate durability of effect would be required.  As discussed above, the Company intends to begin such a study in the fourth quarter of 2013 and will continue to work with the FDA on the design of that study.  The FDA has also indicated that they will require bioequivalence data for a 300 mg formulation of Northera at the time the revised Northera NDA is submitted or, alternatively, that bioequivalence data may be submitted as a supplement to an approved NDA to request approval for subsequent commercial distribution of a 300 mg formulation.

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

Management believes that capital resources available at March 31, 2013 will be sufficient to meet the Company’s operating needs into the third quarter of 2014. This estimate assumes the planned costs of currently ongoing clinical activity and a planned new trial of Northera that could begin patient dosing as early as the fourth quarter of 2013 with significant initial spending in the third quarter of 2013. In addition to the initial costs of a new clinical trial, this estimate also assumes various costs related to the planned 2013 resubmission of the Northera NDA with the FDA. The costs of additional activities related to, or subsequent to, a possible approval of Northera, or the commercialization of Northera should it be approved, have not been included in this guidance.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

Significant estimates and assumptions are required related to the estimated costs and estimated percentages of completion of research and development activities that are outsourced to third-party contractors, the valuation of assets and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made and actual results may differ significantly from such estimates.

Research and Development

Research and development expenditures are expensed based upon the estimated percentage of completion at the financial statement date applied against estimated amounts to complete the project. The Company often contracts with third-party CROs to facilitate, coordinate and perform agreed upon research and development activities. Estimates are calculated, maintained and presented to the Company by CROs and are then subjected to rigorous periodic internal review and analysis to ensure reasonableness of the estimates. Such review includes difficult, subjective and complex judgments, particularly in instances of studying orphan drug candidates where prior clinical activity is limited, providing little or no historical cost information. Given the highly variable nature of the costs involved in the completion of a clinical or pre-clinical trial, fluctuations in costs estimates can occur at any time during the trial or at its conclusion based on a number of factors including, but not limited to, the rate at which investigator sites are identified, the locations of those sites (US versus International), the timing of site activations, the rate at which patients are enrolled into a trial, changes to the number of sites and/or patients that are targeted for the trial, the timelines for trial completion and changes in scope of the actions to be taken by the contractor.

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

To ensure that such estimates allow research and development costs to be expensed as incurred, the Company measures expense based on estimated work performed for the underlying contract, typically utilizing a percentage-of-completion approach, and records prepaid assets or accrues expenses on a monthly basis for such activities based on the measurement of liability from expense recognition and the receipt of invoices. Contracts for research and development programs typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones.  In the event that the Company prepays fees for future milestones, the Company records the prepayment as a prepaid asset and amortizes the asset into research and development expense over the period of time the contracted research and development services are performed.  Most fees are incurred throughout the contract period and are expensed based on their estimated percentage of completion at a particular date. Although such fees may fluctuate during the life of a research and development program, such fluctuations are generally based on changes in or delays in the timelines for study completion.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

These contracts generally include pass through fees.  Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees.  Because these fees are incurred at various times during the contract term and they are used throughout the contract term, the Company records a monthly expense estimate to recognize the fees during the contract period.  Fees incurred to set up the clinical trial are expensed during the setup period. Estimating the costs of pass-through expenses for a contracted research and development program can be difficult and complex. Judgments used in the development of these estimates include the input of the CRO, the costs of previous clinical trials, estimates of patient recruitment rates, estimates of drop-out rates and estimates of site identification and activation rates. Estimates of investigator payments, lab costs, database development and management and adverse event reporting are based on parameters such as number of office visits, laboratory requirements, screening failure rates, location of the investigator site and the patient related factors discussed above. Historically, the Company has experienced fluctuations in the estimates of these costs and has implemented rigorous review processes to ensure reliability of estimates. Fluctuations that have occurred previously have been in the range of +/- 5% of total program costs and the Company would anticipate that similar fluctuations could occur in the future. Depending on the size of the trial, the estimated costs to complete and the volume of overall research and development activities during any given period, such fluctuations could be material to the results of operations and financial position (see Note 7).

Costs related to the acquisition and retention of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

NOTE 2	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. At March 31, 2013, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $25.1 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

Note 3	Stock-Based Compensation

The Company has a stock incentive plan, as amended (the “Plan”), under which stock options for 10,400,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

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

During the three months ended March 31, 2013 and 2012, the Company granted stock options to employees and non-employee directors as follows:

	For the three months ended March 31,
	2013	2012
Options granted during period	785,500	1,309,000
Weighted average exercise price	$0.93	$4.60
Weighted average grant date fair value	$0.71	$3.09

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

The fair value of each option award made to employees and directors during the three months ended March 31, 2013 and 2012 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the following assumptions. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. The Company relies exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility. The Company plans to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for its common stock becomes available. Given the events of 2012 and the corporate restructuring that occurred in July 2012 that have negatively impacted the Company’s staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012. In January 2013, the Company again reviewed its estimated forfeiture rate, based upon the adjusted staffing levels resulting from attrition in late 2012 and early 2013 and, effective at that date, modified its estimated forfeiture rate to 10%. Due to the limited amount of historical data available to the Company, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Weighted average risk-free interest rate	0.81%	0.78%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
Weighted average expected volatility	103.78%	85.97%

Each option granted to employees and non-employee directors during the three months ended March 31, 2013 and 2012 vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan.

The table below summarizes the compensation expense recorded by the Company for the three months ended March 31, 2013 and 2012 in conjunction with option grants made to employees and non-employee directors:

	For the three months ended March 31,
	2013	2012
Stock-based compensation expense recorded during period	$625,874	$828,084
Total unrecognized compensation expense remaining	$4,038,554	$8,935,167
Remaining average recognition period (in years)	2.4	2.7

The table below summarizes options outstanding, options vested and aggregate intrinsic value as of March 31, 2013:

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

As of
March 31, 2013
Options outstanding under the plan:
Total options outstanding	7,821,570
Weighted average remaining contractual life (in years)	6.39
Weighted average exercise price per share	$3.67
Total options outstanding and vested	5,230,695
Total in-the-money options outstanding	2,424,263
Aggregate intrinsic value of in-the-money options outstanding	$1,965,209
Total in-the-money options outstanding and vested	851,763
Aggregate intrinsic value of in-the-money options outstanding and vested	$391,284

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of March 31, 2013 and only include those awards that have an exercise price below the quoted closing price, or in-the-money options.

During the three months ended March 31, 2013 and 2012, no options were exercised. During the three months ended March 31, 2013, unvested options for 30,000 shares were forfeited by an employee that resigned during the period and vested options of former employees for 10,000 shares expired unexercised. During the three months ended March 31, 2012, unvested options for 20,000 shares were forfeited by an employee that resigned.

Note 4	LOSS per share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at March 31, 2013 and 2012 upon exercise or conversion that were not included in the computation of net loss per share totaled 8,071,570 and 9,124,960 shares, respectively.

Note 5	COMMON STOCK WARRANTS

No warrants were exercised during the three months ended March 31, 2013.

In March 2013, unexercised warrants for the purchase of 1,286,764 shares of the Company’s stock expired. These warrants had been issued in March 2010 in conjunction with a 2010 sale of equities and permitted the holders to purchase the underlying common shares at $2.79 each or elect a net share settlement and were exercisable in whole at any time, or in part from time to time, during the period commencing six months after the date of issuance and ending three years from the date of issuance. Of the 2,345,000 warrants issued in 2010, warrants for the purchase of 1,058,236 shares had been exercised in previous periods.

In February 2013, unexercised warrants for the purchase of 486,766 shares of the Company’s stock expired. These warrants had been issued in February 2006 in conjunction with a 2006 sale of equities and were exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance. Of the 716,666 warrants issued in 2006, warrants for the purchase of 229,900 shares had been exercised in previous periods.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

Note 6	REGISTERED DIRECT SALE OF COMMON STOCK

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of common stock up to an aggregate offering price of $20,000,000. These shares would be offered pursuant to the Company’s 2012 shelf registration statement. No equity sales have been made under this program at March 31, 2013.

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

There are no more securities available under the Company’s 2011 shelf registration.

Note 7	commitments and contingencies

License Agreements

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by the Company as CH-1504 and related compounds. The license provides the Company exclusive, worldwide (excluding India) rights for CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. In September 2010, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. The Company is obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. There are no minimum royalties required under the agreement. The Company is also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones. Although the Company has no current development activity ongoing for this portfolio of compounds, approximately $1.5 million of payments might become due if specific clinical or regulatory milestones are achieved at a future date, subject to the Company’s right to terminate the license agreement. In addition, should the Company enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for a worldwide, exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study. In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA and has remaining potential future milestone payments as of March 31, 2013, subject to the Company’s right to terminate the DSP Agreement, totaling $2.5 million, including a potential milestone payment of $1.5 million payable upon approval of an NDA. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Final expenses for this work were recognized in the second quarter of 2012 resulting in the Company recording cumulative expense of approximately $3.1 million.

In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”). In May 2006, pursuant to the Finder’s Agreement, the Company issued warrants for the purchase of 250,000 shares of its common stock at an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge for the fair value of the warrants at January 2007 of $433,750. The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the warrants as of the date the condition for exercise occurred, based on a risk-free interest rate of 4.79%, an expected life of three years, an expected dividend yield of 0%, an expected volatility of 66.01% and no estimated forfeitures. If such warrants remain unexercised, they will expire in May 2013. As additional consideration, the Company agreed to (1) make future milestone payments to Paramount, upon achievement of milestones as defined in the Finder’s Agreement, (2) pay royalties on sales should any licensed compound become available for commercial sale, and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP. The Company has remaining potential future milestone payments under the Finder’s Agreement of $150,000.

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities for contracts existing as of March 31, 2013. However, should a need arise to cancel activities under these contracts, there might be cancellation fees that could be substantial.

In addition, the Company has contracted with a third party for the manufacture of commercial quantities of Northera prior to the date of final marketing approval and might perform similar activities for other of its product candidates in the future. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. This risk notwithstanding, the Company initiated such activities with its primary supplier of active pharmaceutical ingredient of Northera in December 2010 and had incurred expenses of approximately $1.2 million related to these activities during 2012. Until final approval to market any of the Company’s product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development. No such costs have been incurred in 2013. In addition, in October 2011, the Company committed to the purchase of active pharmaceutical ingredient from the manufacturer to be used in the production of commercial inventory in preparation for the market launch of Northera in the United States with a value of approximately $7.2 million, given exchange rates at that time. A small initial shipment of this material was delivered in the first quarter of 2012. In October 2012, the Company obtained a written waiver from the third-party manufacturer wherein the Company was released from its obligation to purchase the remaining material under this agreement.

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

AS OF MARCH 31, 2013

(Unaudited)

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

NOTE 8	RESTRUCTURING

In July 2012, the Company, at the direction of its Board of Directors, conducted a corporate restructuring under which the number of employees was significantly reduced, retaining only those employees necessary to continue the Company’s efforts to obtain marketing approval for Northera in the United States. This reduction in force primarily, but not exclusively, impacted those positions that had been filled in 2011 and 2012 to support the planned commercialization of Northera in the United States. In addition, the Company’s Chief Executive Officer, or CEO, and its Vice President of Sales and Marketing left the Company. The Company’s Vice President of Operations was appointed interim President and CEO as the Board evaluates candidates for that position. At the Board level, the Chairman of the Board stepped down, but remains a director, while another existing director assumed the role of Chairman. The former CEO and two other directors also resigned from the Board.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

Other than severance payments that continue to be made to its former CEO per the terms of his severance agreement, the Company has completed all other severance payments related to the reduction in force as of March 31, 2013. As a component of the former CEO’s departure, the Company accelerated the vesting of all unvested options that had been previously granted to its former CEO and extended the period in which those options could be exercised from 90 days from the date of termination of July 10, 2012, to two years from that date. For the directors that resigned from the Board, the Company accelerated the vesting of all unvested options that had been previously granted and extended the period in which those options can be exercised from 180 days from the date of separation of July 9, 2013, to one year from that date. For the former Vice President of Sales and Marketing, the Company agreed that options would continue to vest and could be exercised until the end of his severance period plus 90 days. As such modifications were considered to be a cancellation of the original grants and the issuance of a new grant, adjustments were needed in order to true-up stock-based compensation expense recorded for those options in 2012 based upon their adjusted fair value.

During 2012, the Company established a reserve related to the costs of the restructuring totaling approximately $2.5 million. As of March 31, 2013, the Company had made cash payments of approximately $1.7 million related to this reserve and had made other non-cash adjustments of approximately $0.1 million. The activity associated with the reserve established by the Company for restructuring charges associated with these actions as of March 31, 2013 are as follows:

	Restructuring			Adjustments,	Restructuring
	Liabilities as of			Non-cash items	Liabilities as of
	December 31,	Charges to the	Cash	and Changes	March 31,
	2012	Reserve	Payments	to Estimates	2013
Employee related costs:
Severance, salary continuation and related costs	$841,184	$-	$(193,013)	$-	$648,171
Other costs	-	-	-	-	-
Totals	$841,184	$-	$(193,013)	$-	$648,171

NOTE 9	SUBSEQUENT EVENTS

Grant of Stock Options

On April 15, 2013, the Company granted options for the purchase of an aggregate of 200,000 shares of its common stock to non-employee directors that vest only upon a change of control of the Company. Per the Notice of Grant, a change of control is defined as the sale, lease, exchange or other transfer of substantially all of the assets of the Company; or if any person not a shareholder on the date of grant becomes the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of the Company’s outstanding securities other than through a traditional financing transaction; or a merger or consolidation to which the Company is a party should occur resulting in the shareholders of the Company having beneficial ownership of less than 50% of the combined voting power of the surviving company’s outstanding securities immediately following such a transaction. These grants have an exercise price of $1.77 per share, have a grant-date fair value of $1.01 per share and expire on December 31, 2014. The vesting of these options is conditioned upon an event that has not yet occurred. As such, related compensation expense will not be recorded until that event occurs.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Item 1A. Part 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012 and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Northera™ (droxidopa), our most advanced investigational product candidate, is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic Neurogenic OH. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in multiple systems atrophy (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. During 2007, the FDA granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH in patients with PAF, DBH deficiency and non-diabetic autonomic neuropathy and the EMA granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure, or PAF, and patients with multiple system atrophy, or MSA. In the U.S., orphan drug status provides seven years of marketing exclusivity from the date of approval and designation as a new chemical entity in the European Union provides for 10 years of marketing exclusivity.

Following receipt of the complete response letter, or CRL, from the FDA in March 2012, we have been working with the FDA to clarify the requirements for obtaining marketing approval for Northera in the U.S. To obtain further clarity from the FDA, we utilized a formal appeals process that involved the review of the issues presented in the CRL and all other subsequent guidance received from the FDA. The review was led by the Director for the Center for New Drugs and included other senior officials within the FDA, including representatives from the Center for Drug Evaluation I along with officials from the FDA Cardiovascular and Renal Drug Products Division, or CRDP. Subsequent to that review, we received written guidance from the FDA and were able to provide an update on our plans to move forward with our Northera registration program. The FDA has indicated that it will allow the use of Study 306B as supportive evidence of both efficacy and safety in a Northera New Drug Application, or NDA, for review by the CRDP. As such, we plan to resubmit our Northera NDA to the FDA, seeking approval to market Northera. We currently anticipate that the NDA resubmission will take place late in the second quarter or early in the third quarter of 2013. Under the Prescription Drug User Fee Act, or PDUFA, the FDA would review and act on the NDA, which the FDA has indicated will be accepted for filing based upon the information provided for the proposed resubmission, six months from the date of submission.

The Northera NDA, including the resubmission, will include data from our three completed Phase III efficacy studies (Studies 301, 302 and 306A/B), an integrated summary of efficacy, an expanded, 650-patient safety database, two long-term, open label extension studies, a dedicated thorough QTc study and a 24-hour ambulatory blood pressure monitoring study. The FDA has further informed us that an acute symptomatic endpoint, one demonstrating short-term therapeutic benefit, may be sufficient evidence of efficacy required for approval and that durability of response, as measured by long-term symptomatic benefit, may be shown in a post-approval study. Further, discussions have also continued with the FDA regarding the potential for either full or accelerated approval, with the latter including the need for a post-approval study to establish durability of effect.

While the FDA’s updated 2013 guidance is encouraging, the FDA was clear that Study 306B data remains subject to scrutiny, including a thorough review of data sensitivities and that the FDA might conduct audits of clinical sites, the CRO involved in the study and the sponsor. Approval using data from Study 306B in support of efficacy claims for Northera would only be possible based on the strength of that data and its ability to provide substantial evidence of efficacy. As such, the FDA is under no obligation to approve Northera if they are not adequately satisfied with the data presented and we cannot provide any assurance that the FDA will approve Northera. The FDA might require additional clinical evidence or might choose to approve Northera with a requirement for a post-approval efficacy study. Accordingly, we plan to initiate an additional clinical study of Northera in Neurogenic OH, the design of which will be finalized following additional discussions with the FDA. We anticipate that this study would begin patient dosing in the fourth quarter of 2013.

In additional recent discussions, the FDA has indicated that the revised Northera NDA may be reviewed by the Cardiovascular and Renal Drug Advisory Committee, or CRDAC.  While it remains uncertain if the FDA will in fact require a review by the CRDAC, we intend to prepare rigorously for that possibility.  Further, in addressing the possibility of accelerated approval based on trials to date, which have provided favorable data for acute use only, the FDA reemphasized that another clinical study to demonstrate durability of effect would be required.  As discussed above, we intend to begin such a study in the fourth quarter of 2013 and will continue to work with the FDA on the design of that study.  The FDA also indicated that they will require bioequivalence data for a 300 mg formulation of Northera at the time we submit the revised Northera NDA or, alternatively, that bioequivalence data may be submitted as a supplement to an approved NDA to request approval for subsequent commercial distribution of a 300 mg formulation.

The receipt of the CRL in March 2012 followed a September 2011 submission and a November 2011 acceptance of our initial Northera NDA. In February 2012, a meeting of the Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, was held, at the request of the FDA, to review and discuss the Northera NDA. The CRDAC recommended, in a 7 to 4 vote, that the FDA approve our NDA to market Northera in the United States. Notwithstanding that recommendation, on March 28, 2012, we announced that the FDA had issued the CRL regarding our Northera NDA. The CRL included a request by the FDA that we submit data from an additional positive study to support efficacy and, at that time, the FDA recommendations suggested that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. Subsequent discussions with the CRDP and the Office of Drug Evaluation I in 2012 suggested that Study 306B might not be acceptable based on the theoretical potential for un-blinding. While the FDA subsequently provided guidance that we can now utilize data from Study 306B to seek marketing approval, the data remains subject to scrutiny. The FDA noted that data strongly demonstrating a short-term clinical benefit (e.g., improvement in symptoms or ability to function) of droxidopa in patients with Neurogenic OH would be adequate for approval, with a possible requirement to verify durable clinical benefit post-approval.

Given the concerns raised by the FDA at the End-of-Review meeting, or EOR, held in May 2012, regarding results from the highest enrolling site in Study 301, we submitted all information pertaining to two independent site visits, neither of which revealed any significant errors in the conduct of the trial, which was consistent with the positive findings from the FDA pre-approval inspection conducted during the review of the Northera NDA. Further, we have submitted all source documentation from all patients at the site and engaged independent, third-party quality experts to confirm the validity of data from the site. Notwithstanding this information, the FDA has, and continues to, maintain that the concentration and pattern of positive results at this site preclude Study 301 meeting the criteria for a single-study approval, on which our initial NDA had been prepared.

Following an initial discussion in 2006, we have conducted only limited discussions of the specifics of our clinical program for Northera with the EMA and the regulatory agencies of several European Union member countries and it remains unclear if our current program will be acceptable for marketing approval in the European Union or if we may be required to conduct additional clinical trials.

In addition to droxidopa, we have a portfolio of molecules for the treatment of various autoimmune/inflammatory diseases. The most advanced platform is a portfolio of metabolically-inert antifolate molecules engineered to have potent anti-inflammatory and anti-tumor activity to treat a range of immunological disorders, including two clinical stage product candidates designated as CH-1504 and CH-4051.

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

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies, raising capital and undertaking preclinical trials and clinical trials of our product candidates. In addition, during late 2011 and early 2012, prior to the date we received the CRL, we had initiated activities to support the planned commercialization of Northera. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling Northera or any of our other pharmaceutical candidates although we could potentially generate revenue prior to any marketing approval by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process. Currently, development and commercialization expenses are being funded with proceeds from equity financings completed in December 2004, February 2006, March 2007, November 2007, July 2009, March 2010, October 2010, February 2011 and January 2012 and, to a lesser extent, proceeds from the exercise of warrants and options. Given our intent to initiate an additional clinical trial and continue our efforts to secure marketing approval for Northera, along with the uncertainty regarding the approval of Northera and potential product revenue should approval be obtained, our need to finance operating costs might continue. Such funding might be provided by securing a partnering arrangement for one or more of our product candidates that would also provide access to additional expertise in conducting these activities. Our Board of Directors continues to evaluate all available strategic alternatives, with the goal of maximizing shareholder value. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development and/or commercialization of the products (see “Liquidity and Capital Resources”).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2012 that was filed on March 14, 2013. The following accounting policies are critical in fully understanding and evaluating our reported financial results.

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

Research and Development Expense. Research and development expenditures are expensed based upon our most recent estimate of the costs to complete these activities. We often contract with CROs to facilitate, coordinate and perform agreed upon research and development activities.  Expense recognition is based upon estimated percentage of completion at the financial statement date applied against estimated amounts to complete the project. Estimates are calculated, maintained and presented by the CROs and are then subjected to rigorous periodic internal review and analysis to ensure reasonableness of the estimates. Such review includes difficult, subjective and complex judgments, particularly in instances of studying orphan drug candidates where prior clinical activity is limited, providing little or no historical cost information. Given the highly variable nature of the costs involved in the completion of a clinical or pre-clinical trial, fluctuations in costs estimates can occur at any time during the trial or at its conclusion based on a number of factors including, but not limited to, the rate at which investigator sites are identified, the site locations (US versus International), the timing of site activation, the rate at which patients are enrolled into a trial, changes to the number of sites and/or patients that are targeted for the trial, the timelines for trial completion and changes in scope of the actions to be taken by the contractor.

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

Accounting for Stock-Based Compensation. We account for our stock options and warrants utilizing a fair value based method of accounting. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. The Company relies exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility. The Company plans to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for its common stock becomes available. Given the events of 2012 and the corporate restructuring that occurred in July 2012 that have negatively impacted the Company’s staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012. In January 2013, the Company again reviewed its estimated forfeiture rate, based upon the adjusted staffing levels resulting from attrition in late 2012 and early 2013 and, effective at that date, modified its estimated forfeiture rate to 10%. Due to the limited amount of historical data available to the Company, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions.

Results of Operations

Three Months Ended March 31, 2013 and 2012

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three	For the three
	months ended	months ended	$
	March 31,	March 31,	Increase/	%
	2013	2012	(Decrease)	Change
Research and development expense	$1,957	$8,699	$(6,742)	-78%
Sales and marketing expense	359	4,969	(4,610)	-93%
General and administrative expense	1,607	1,920	(313)	-16%
Interest income	6	29	(23)	-79%

Research and development expenses. During the first quarter of 2013, we reconciled and recorded final costs associated with our Study 306B and had costs for our ongoing open-label extension study, Study 304 for Northera. We also had expenses related to the preparation of our Northera NDA that we plan to resubmit to the FDA late in the second quarter or early in the third quarter of 2013. Specifically, expenses for the first quarter of 2013 included approximately $0.2 million related to preparation of our Northera NDA for resubmission and $0.5 million for Study 306B and Study 304 for Northera, reflecting significantly reduced clinical activity in 2013 when compared to 2012. During the first quarter of 2012, we incurred significant direct costs associated with our Phase III Neurogenic OH studies and Neurogenic OH extension studies of approximately $1.4 million, our Phase II trial of CH-4051 of approximately $1.8 million, our dedicated QTc study for Northera of approximately $0.3 million and costs related to the preparation and filing of our initial NDA for Northera of approximately $0.4 million. Additionally, we incurred costs during the first quarter of 2012 related to medical affairs activities, including a team of Medical Science Liaison professionals, hired on a contract basis, generating period costs of $0.4 million. We also incurred approximately $1.4 million to purchase active pharmaceutical ingredient to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 50% for 2013 and 56% for 2012.

From inception through March 31, 2013, cumulative research and development expenses related to our major research and development projects were approximately $164.5 million and are detailed as follows:

			Inception
(in thousands)	For the three months ended		through March 31,
	March 31, 2013	March 31, 2012	2013
Antifolates	$-	$3,000	$43,100
Droxidopa	2,000	5,700	118,900
I-3D	-	-	2,500
	$2,000	$8,700	$164,500

Droxidopa. From inception through March 31, 2013, we had spent approximately $118.9 million in research and development expenses on droxidopa. Research and development costs for the Northera Neurogenic OH core program include our Phase III trial, Study 306B; our access and safety program, Study 304; regulatory activity to support our planned resubmission of the Northera NDA; and costs related to drug supply, manufacture and distribution. Additional droxidopa-related research and development costs during the remainder of 2013 are estimated at $11.3 million and include final costs for our access and safety program for Neurogenic OH patients, estimated costs for our planned new trial of Northera scheduled to begin patient dosing in the fourth quarter of 2013, our planned 300mg bioequivalence study and costs to prepare and submit our revised Northera NDA.

Antifolates. From inception through March 31, 2013, we had spent approximately $43.1 million in research and development expenses on our portfolio of antifolates. In May 2012, we announced that results of our completed Phase II trial of CH-4051 in patients with rheumatoid arthritis showed that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the completion of our Northera development program in Neurogenic OH. Although we continue to evaluate potential partnering opportunities for these compounds we currently have no immediate spending plans related to the continued development of CH-4051.

I-3D Portfolio. From inception through March 31, 2013, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. With no formalized selling activities or near-term plans for commercialization of any of our drug candidates, sales and marketing expenses decreased significantly for the quarter ended March 31, 2013 when compared to the same period of 2012. Costs incurred in 2013 included compensation and related expenses for our continuing business development efforts and legal fees related to our intellectual property activities. During the first quarter of 2012, we had incurred significant compensation expenses related to personnel added during that period to support our planned commercialization of Northera. As a component of the reduction in force that occurred in July 2012, all the positions of the sales and marketing commercial team were eliminated. In addition, during 2012 we spent approximately $2.8 million on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a 2012 commercial launch. Such costs included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations. Such spending was brought to a close upon receipt of the CRL from the FDA.

General and administrative expenses. During 2013, general and administrative expenses decreased by approximately $0.3 million when compared to 2012. Contributing to this decrease were compensation and related costs in 2012 for positions supporting market launch of Northera that were eliminated in conjunction with the reduction in force announced in July 2012. In addition, travel expenses, consulting fees, relocation expenses, office expense, taxes and bank fees decreased in 2013 when compared to 2012. Offsetting these decreases was an increase in professional fees, including audit, tax and legal fees.

Interest income and interest expense. At March 31, 2013, we had cash and cash equivalents of $25.1 million. The decrease in interest income is primarily related to the lower amount of investable funds on hand at March 31, 2013 when compared to March 31, 2012. Interest rates also remain low in 2013 as there continues to be softness in the interest rate market in the United States.

Liquidity and Capital Resources

As of March 31, 2013, we had working capital of approximately $22.5 million including cash and cash equivalents of approximately $25.1 million and current liabilities of $3.1 million. We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of our common stock up to a value of $20,000,000. These shares would be offered pursuant to the Company’s 2012 shelf registration statement. As of March 31, 2013, no sales have been made under this program.

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while seeking reasonable returns. To limit market risk, investments are restricted to high quality instruments with relatively short maturities including, but not limited to, fully liquid interest-bearing money market accounts, money market funds and Treasury funds.

 We have incurred negative cash flows from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our regulatory activities for Northera and our efforts to secure opportunities for strategic alliances.

We believe that capital resources available at March 31, 2013 will be sufficient to meet our operating needs into the third quarter of 2014. This estimate assumes the planned costs of currently ongoing clinical activity and a planned new trial of Northera that could begin patient dosing as early as the fourth quarter of 2013 with a significant ramp in spending in the third quarter of 2013. In addition to the initial costs of a new clinical trial, this estimate also assumes various costs related to the planned 2013 resubmission of the Northera NDA with the FDA. The costs of additional activities related to, or subsequent to, a possible approval of Northera, or the commercialization of Northera should it be approved, has not been included in this guidance.

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

From inception through March 31, 2013 we had losses of $219 million. We had net losses of $3.9 million and $15.6 million for the three months ended March 31, 2013 and 2012, respectively, and we anticipate losses at least through 2013 and into 2014 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

•	the timing of our resubmission of the Northera NDA to the FDA;
•	continuing discussions with regulatory agencies concerning the requirements for, the design of and the timing of new clinical trials and safety monitoring programs;

•	possible out-licensing of our product candidates;
•	the potential for the FDA to request a review of our NDA by the CRDAC;
•	the pace and success of development activities, including programs for droxidopa, antifolates and other product candidates;
•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;
•	seeking regulatory approval for our various product candidates, particularly our NDA for Northera;
•	the pace of development of new intellectual property for our existing product candidates;
•	in-licensing and development of additional product candidates; and
•	changes to staffing levels.

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

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while maximizing returns and we do not invest in financial instruments or their derivatives for trading or speculative purposes. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our investment guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short maturities. A portion of our cash is maintained in non-interest bearing accounts at federally insured financial institutions. Prior to December 31, 2012, under the Transaction Account Guarantee Program of the Federal Deposit Insurance Corporation, or FDIC, such deposits were fully insured. Subsequent to that date, coverage is limited to $250,000 for each financial institution at which the Company has deposited funds and although our funds on deposit might exceed the FDIC limitation at times, we feel confident that the financial stability and strength of the financial institutions utilized for our commercial banking needs provide sufficient security for these funds. We maintained and continue to maintain funds on deposit in commercial accounts that include non-interest bearing commercial checking accounts, fully liquid interest-bearing money market accounts, money market funds and Treasury funds that typically are liquid or have maturities of six months or less. All deposits and investments to date have been made in U. S. dollars and, accordingly, have no exposure to foreign currency rate fluctuations on these investments.

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

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of March 31, 2013, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 except as set forth below:

The FDA requires additional bioequivalence data for our proposed 300 mg dose formulation that could potentially delay our planned filing of the revised Northera NDA.

In recent discussions the FDA indicated that they will require bioequivalence data for a 300 mg formulation of Northera be included in the revised Northera NDA at the time of submission or, alternatively, that such data may be submitted as a supplement to an approved NDA to request approval for subsequent commercial distribution of such a formulation.  While the Company continues to evaluate these options, as well as the timing for completing the bioequivalence study, the FDA’s guidance may necessitate a delay in our previously announced timing for submission of the Northera NDA until the early weeks of the third quarter of 2013 and a corresponding delay for the FDA’s decision until early in the first quarter of 2014.  Additionally, the bioequivalence study prepared and included with our NDA filing in September 2011 was rejected by the FDA as part of the CRL received in March 2012.  Although we are attempting to address all of the issues raised by the FDA in the CRL, we consider it unlikely that a rejection of the new bio-equivalency analysis would preclude the approval of the NDA. However, the FDA might reject a 300 mg dose and this would likely cause a significant delay to the availability of this dose for commercial sale. Should Northera be approved, the 300 mg dose might never become available, which could complicate our pricing strategies and create an additional inconvenience for patients that might then have to take additional pills over the course of a day.  This could result in fewer patients and lower compliance rates, adversely impacting revenues.

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

Chelsea Therapeutics International, Ltd.

Date: May 1, 2013	By:	/s/ J. Nick Riehle

J. Nick Riehle
Vice President, Administration and
Chief Financial Officer

