Form 10-Q
period 2013-06-30
Chelsea Therapeutics International, Ltd.
filed 2013-08-06
CIK 1333763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of August 5, 2013 there were 67,157,654 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$22,012,466	$28,424,631
Prepaid contract research and manufacturing	84,793	175,192
Other prepaid expenses and other current assets	384,798	176,181
Total current assets	22,482,057	28,776,004
Property and equipment, net	92,169	151,544
	$22,574,226	$28,927,548

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$811,304	$788,073
Accrued compensation and related expenses	208,320	199,935
Accrued restructuring	519,479	841,184
Accrued contract research and manufacturing	503,764	496,901
Other accrued expenses	757,326	685,305
Total current liabilities	2,800,193	3,011,398
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 and
100,000,000 shares authorized, respectively; 67,120,154
and 67,075,779 shares issued and outstanding, respectively	6,712	6,708
Additional paid-in capital	242,081,834	240,970,852
Deficit accumulated during the development stage	(222,314,513)	(215,061,410)
Total stockholders' equity	19,774,033	25,916,150
	$22,574,226	$28,927,548

See accompanying notes to condensed consolidated financial statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					April 3, 2002
	For the three months ended June 30,		For the six months ended June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013

Operating expenses:
Research and development	$1,904,849	$4,695,546	$3,861,815	$13,394,664	$166,366,661
Sales and marketing	241,139	1,753,166	600,423	6,721,928	24,846,799
General and administrative	1,194,172	1,441,167	2,801,236	3,361,278	33,704,394
Restructuring	-	-	-	-	2,157,795
Total operating expenses	3,340,160	7,889,879	7,263,474	23,477,870	227,075,649

Operating loss	(3,340,160)	(7,889,879)	(7,263,474)	(23,477,870)	(227,075,649)
Interest income	4,276	17,594	10,371	46,368	5,019,484
Interest expense	-	-	-	-	(258,348)

Net loss	$(3,335,884)	$(7,872,285)	$(7,253,103)	$(23,431,502)	$(222,314,513)

Net loss per basic and diluted share of
common stock	$(0.05)	$(0.12)	$(0.11)	$(0.35)

Weighted average number of basic and diluted
common shares outstanding	67,094,460	67,040,569	67,085,171	66,734,874

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS' EQUITY

(unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stock-
	Common stock		paid-in	development	holders'
	Shares	Amount	capital	stage	equity
Balance at January 1, 2013	67,075,779	$6,708	$240,970,852	$(215,061,410)	$25,916,150

Stock-based compensation	-	-	1,034,624	-	1,034,624

Common stock issued pursuant to
exercise of stock options	44,375	4	76,358	-	76,362

Net loss	-	-	-	(7,253,103)	(7,253,103)

Balance at June 30, 2013	67,120,154	$6,712	$242,081,834	$(222,314,513)	$19,774,033

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			April 3, 2002
	For the six months ended June 30,		(inception) to
	2013	2012	June 30, 2013
Operating activities:
Net loss	$(7,253,103)	$(23,431,502)	$(222,314,513)
Adjustments to reconcile net loss to net cash used
in operating activities:
Non-cash stock-based compensation	1,034,624	1,281,688	11,853,484
Depreciation and amortization	59,375	68,115	608,705
Stock issued for license agreement	-	-	575,023
Non-cash interest expense	-	-	34,020
Gain on disposition of assets	-	-	22,951
Fair value of warrants for finder's agreement	-	-	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses,
other prepaid expenses and other assets	(118,218)	(353,989)	(469,592)
Accounts payable, accrued contract research and
manufacturing expenses and other accrued expenses	102,115	(3,474,498)	2,072,394
Accrued compensation and related expenses	8,385	(1,039,518)	208,320
Accrued restructuring	(321,705)	-	519,479
Net cash used in operating activities	(6,488,527)	(26,949,704)	(206,455,979)

Investing activities:
Acquisitions of property and equipment	-	(23,121)	(739,731)
Proceeds from sale of assets	-	-	15,907
Purchases of short-term investments	-	-	(115,143,906)
Redemptions and sales of short-term investments	-	4,500,000	115,143,906
Security deposits	-	38,267	-
Net cash provided by (used in) investing activities	-	4,515,146	(723,824)

Financing activities:
Proceeds from borrowings from affiliate	-	-	1,745,000
Proceeds from exercise of stock options	76,362	-	164,285
Proceeds from exercise of common stock warrants	-	-	9,054,546
Recapitalization of the Company	-	-	(400,000)
Proceeds from sales of equity securities, net of issuance costs	-	22,151,851	218,550,016
Receipt of recovery of short-swing profits	-	-	73,797
Receipt of cash for stock subscription receivable	-	-	4,625
Net cash provided by financing activities	76,362	22,151,851	229,192,269

Net (decrease) increase in cash and cash equivalents	(6,412,165)	(282,707)	22,012,466
Cash and cash equivalents, beginning of period	28,424,631	41,106,301	-
Cash and cash equivalents, end of period	$22,012,466	$40,823,594	$22,012,466

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$224,328

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

In conjunction with the merger and recapitalization of the Company effective February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc. In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700. All of these warrants were exercised by the holder prior to expiration.

In February 2006, in conjunction with and as compensation for activities related to the February 2006 sale of equity securities, the Company issued warrants to purchase 716,666 shares of its common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000. Of these, warrants for the purchase of 229,900 shares were exercised and 486,766 shares remained unexercised and expired in February 2013.

In May 2006, in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007 of $433,750. All of these warrants remained unexercised and expired in May 2013.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A filed on March 14, 2013 and available on the website (www.sec.gov) of the United States Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K/A.

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

  On July 3, 2013, the Company resubmitted its Northera New Drug Application, or NDA, that, based upon guidance received from the FDA, included data from Study 306B and other studies. The FDA has indicated that it would potentially consider data from Study 306B as confirmatory evidence of both the safety and efficacy of Northera. On July 15, 2013, the Company received notification from the FDA that the filing had been both acknowledged and accepted and that the FDA deemed the resubmission a complete response to the CRL and assigned a new Prescription Drug User Fee Act, or PDUFA, goal date of January 3, 2014. However, on July 25, 2013, the FDA notified the Company that they have noted deficiencies in the NDA that relate primarily to the formatting of certain submitted electronic datasets and statistical programs describing the methods used to generate tables and listings. The deficiencies are unrelated to study conduct, interpretability of study results, or validity of study conclusions. The Company believes that the matter can be resolved quickly, and expects to submit the necessary response in August. Until the response is received by FDA, the Agency has informed the Company that the six month review clock for the NDA specified under PDUFA will not start. Therefore, upon a successful resubmission with the currently requested changes sought by the FDA, a new PDUFA date will be set by the FDA.

The Northera NDA, including the resubmission, includes data from the Company’s two largest completed Phase III efficacy studies (Studies 301 and 306B), data from other randomized, controlled trials (Study 302, Study 303 and Study 306A), an integrated summary of efficacy for various studies, an expanded, 650-patient safety database, two long-term, open label extension studies, a dedicated thorough QTc study and a 24-hour ambulatory blood pressure monitoring study. The FDA has further informed the Company that data from short-term endpoints measuring symptomatic benefits, may be sufficient evidence of efficacy as required for approval and that durability of response, determined by endpoints measuring long-term symptomatic benefits, may be studied and demonstrated in post-approval study or studies.

While recent guidance from the FDA, including an indication that it would review data from Study 306B, is encouraging, the FDA was clear that Study 306B data remains subject to a thorough review, including review of clinical datasets and sensitivity analyses. In this regard, the FDA has indicated that it might conduct audits of clinical sites, and audits of the contract research organization, or CRO, involved in the study and the sponsor to validate the integrity of data included in the resubmission. The FDA further indicated that approval using data from Study 306B in support of efficacy claims for Northera would only be possible should such data provide substantial evidence of efficacy, thereby establishing, in a second, strongly-positive, confirmatory trial, that Northera is safe and effective for the treatment of Neurogenic OH. As such, the FDA is under no obligation to approve Northera if they are not adequately satisfied with the conclusions drawn from the data presented or other analyses conducted. The Company cannot provide any assurance that the FDA will approve Northera. The FDA might find the Northera NDA, despite the additional data from Study 306B and other studies, insufficient to allow a marketing approval for Northera and require additional clinical evidence from additional randomized controlled trials. Alternatively, the FDA might choose to approve Northera with a requirement for a post-approval efficacy study. Accordingly, the Company plans to initiate an additional clinical study of Northera in Neurogenic OH and anticipate patient enrollment would begin in the fourth quarter of 2013.

In additional discussions, the FDA has indicated that the revised Northera NDA will likely be reviewed by the Cardiovascular and Renal Drug Advisory Committee, or CRDAC and the Company intends to prepare rigorously for this possibility.  Further, in addressing the possibility of accelerated approval based on trials to date, which have provided favorable data for the acute use only for Northera, the FDA reemphasized that another clinical study to demonstrate durability of effect would be required under such a scenario.  As discussed above, the Company has worked and will continue to work with the FDA on the planned clinical study that would begin patient enrollment in the fourth quarter of 2013 to be able to meet that requirement if needed.  The FDA also indicated that they required new bioequivalence data for a 300mg formulation of Northera that we had developed for commercialization and had not been used in any clinical trials. Accordingly, in June 2013 the Company completed such a 300mg bioequivalence study and has included data from that study in the revised Northera NDA to support a request for approval of commercial distribution of a 300mg formulation.

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

Management believes that capital resources available at June 30, 2013 will be sufficient to meet the Company’s operating needs into the third quarter of 2014. This estimate assumes the planned costs of currently ongoing clinical activity and a planned new trial of Northera that could begin patient enrollment as early as the fourth quarter of 2013 with significant initial spending in the third quarter of 2013. In addition to the initial costs of a new clinical trial, this estimate also assumes various costs related to the 2013 resubmission of the Northera NDA and the costs to plan and prepare for a potential meeting of the CRDAC. The costs of additional activities related to, or subsequent to, a possible approval of Northera, or the commercialization of Northera should it be approved, have not been included in this guidance.

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

These contracts generally include pass through fees.  Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees.  Because these fees are incurred at various times during the contract term and they are used throughout the contract term, the Company records a monthly expense estimate to recognize the fees during the contract period.  Fees incurred to set up the clinical trial are expensed during the setup period. Estimating the costs of pass-through expenses for a contracted research and development program can be difficult and complex. Judgments used in the development of these estimates are based on a number of considerations, including the input of the CRO, the costs of previous clinical trials, estimates of patient recruitment rates, estimates of drop-out rates and estimates of site identification and activation rates. Estimates of investigator payments, lab costs, database development and management and adverse event reporting are based on parameters such as number of office visits, laboratory requirements, screening failure rates, location of the investigator site and the patient related factors discussed above. Historically, the Company has experienced fluctuations in the estimates of these costs and has implemented rigorous review processes to ensure reliability of estimates. Fluctuations that have occurred previously have been in the range of +/- 5% of total program costs and the Company would anticipate that similar fluctuations could occur in the future. Depending on the size of the trial, the estimated costs to complete and the volume of overall research and development activities during any given period, such fluctuations could be material to the results of operations and financial position (see Note 7).

Costs related to the acquisition and retention of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

NOTE 2	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. At June 30, 2013, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $22.0 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

Note 3	Stock-Based Compensation

The Company has a stock incentive plan, as amended (the “Plan”), under which stock options for 10,400,000 shares of the Company’s common stock may be granted. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors or other independent contractors who provide services to the Company or its subsidiary.

The Company’s accounting for stock options or similar equity instruments requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values determined using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

During the three and six months ended June 30, 2013 and 2012, the Company granted stock options to employees and non-employee directors as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Options granted during period	200,000	n/a	985,500	1,309,000
Weighted average exercise price	$1.77	n/a	$1.10	$4.60
Weighted average grant date fair value	$1.01	n/a	$0.77	$3.09

On April 15, 2013, the Company granted options for the purchase of an aggregate of 200,000 shares of its common stock to non-employee directors that vest only upon a change of control of the Company. Per the Notice of Grant, a change of control is defined as the sale, lease, exchange or other transfer of substantially all of the assets of the Company; or if any person not a shareholder on the date of grant becomes the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of the Company’s outstanding securities other than through a traditional financing transaction; or a merger or consolidation to which the Company is a party should occur resulting in the shareholders of the Company having beneficial ownership of less than 50% of the combined voting power of the surviving company’s outstanding securities immediately following such a transaction. These grants expire on December 31, 2014. The vesting of these options is conditioned upon an event that has not yet occurred. As such, compensation expense for these options will not be recorded unless and until that event occurs and the vesting condition is met.

The fair value of each option award made to employees and directors during the three and months ended June 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the following assumptions. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. The Company relies exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility. The Company plans to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for its common stock becomes available. Given the events of 2012 and the corporate restructuring that occurred in July 2012 that have negatively impacted the Company’s staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012. In January 2013, the Company again reviewed its estimated forfeiture rate, based upon the adjusted staffing levels resulting from attrition in late 2012 and early 2013 and, effective at that date, modified its estimated forfeiture rate to 10%. Due to the limited amount of historical data available to the Company, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Weighted average risk-free interest rate	0.22%	n/a	0.69%	0.78%
Expected life of options	2 years	n/a	5 years	5 years
Expected dividend yield	0%	n/a	0%	0%
Weighted average expected volatility	112.16%	n/a	105.48%	85.97%

Options granted to employees and non-employee directors during the six months ended June 30, 2013 and 2012, other than those granted to non-employee directors on April 15, 2013 more fully described above, vest as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Options granted to non-employee directors during the three months ended June 30, 2012 are exercisable and vest only upon a change in control of the Company, as defined above. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan.

The table below summarizes the compensation expense recorded by the Company for the three and six months ended June 30, 2013 and 2012 in conjunction with option grants made to employees and non-employee directors:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense recorded during period	$408,750	$453,605	$1,034,624	$1,281,688
Total unrecognized compensation expense remaining	$3,764,916	$8,481,563	$3,764,916	$8,481,563
Remaining average recognition period (in years)	2.3	2.5	2.3	2.5

The table below summarizes options outstanding, options vested and aggregate intrinsic value as of June 30, 2013:

As of
June 30, 2013
Options outstanding under the plan:
Total options outstanding	7,561,709
Weighted average remaining contractual life (in years)	6.24
Weighted average exercise price per share	$3.58
Total options oustanding and vested	4,898,959
Total in-the-money options oustanding	2,489,888
Aggregate intrinsic value of in-the-money options outstanding	$2,596,018
Total in-the-money options vested and outstanding	757,388
Aggregate intrinsic value of in-the-money options outstanding and vested	$561,043

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of June 30, 2013 and only include those awards that have an exercise price below the quoted closing price, or in-the-money options.

During the three and six months ended June 30, 2013, options for the purchase of 44,375 shares were exercised at a weighted average exercise price of approximately $1.83 per share and an aggregate intrinsic value at the dates of exercise of $21,487. During the three and six months ended June 30, 2012, no options were exercised. During the three and six months ended June 30, 2013, vested and unvested options for 415,486 shares and 455,486 shares, respectively, were forfeited by former employees. During the three and six months ended June 30, 2012, unvested options for 66,500 and 86,500 shares, respectively, were forfeited by employees that resigned during those periods.

Note 4	LOSS per share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2013 and 2012 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,561,709 and 9,058,460 shares, respectively.

Note 5	COMMON STOCK WARRANTS

No warrants were exercised during the three and six months ended June 30, 2013.

In May 2013, unexercised warrants for the purchase of 250,000 shares of the Company’s stock expired. These warrants had been issued in 2006 in conjunction with and as compensation for activities related to a licensing agreement and under a Finder’s Agreement and permitted the holder to purchase the underlying common shares at $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge based on the warrants’ fair value determined at January 2007.

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

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of common stock up to an aggregate offering price of $20,000,000. These shares would be offered pursuant to the Company’s 2012 shelf registration statement. No equity sales have been made under this program at June 30, 2013.

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

License Agreements

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by the Company as CH-1504 and related compounds. The license provides the Company exclusive rights, excluding India, for CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005. In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability. In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment. In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. In September 2010, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement. The Company is obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. The potential royalty payment under the license agreement is a mid-single-digit percentage of net sales of the commercialized products licensed under the agreement and there are no minimum royalties required under the agreement. The Company is also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones. Although the Company has no current development activity ongoing for this portfolio of compounds, approximately $1.5 million of payments might become due if specific clinical or regulatory milestones are achieved at a future date, subject to the Company’s right to terminate the license agreement. In addition, should the Company enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee. The agreement remains in effect until the date of the last to expire claim in the patent rights, if not terminated earlier. Currently, the date of the last to expire claim in the patent rights under this agreement is January 17, 2018, without consideration of the potential for patent term extension or the granting of additional patents. The agreement also provides for termination (i) upon material breach, including nonpayment by the Company of any monies due, if such breach remains uncured for a period of sixty days, (ii) for bankruptcy of the Company and (iii) for convenience by the Company upon thirty days’ written notice.

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for an exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. Pursuant to the DSP Agreement, DSP reserved rights to market droxidopa in Japan, Korea, China and Taiwan that precludes the Company’s commercialization of droxidopa in those markets. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. The potential royalty payment under the license agreement is a mid-single-digit percentage of net sales of the commercialized products licensed under the DSP Agreement. All obligations of the Company to pay royalties under the DSP Agreement expire (i) with respect to North America, which is defined to include the United States, Canada and Mexico, eight years after the First Commercial Sale, as defined in the DSP Agreement, in the United States, and (ii) with respect to the remainder of the territory, eleven years after the First Commercial Sale in either the United Kingdom, France, Italy, Germany or Spain. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study. In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA and has remaining potential future milestone payments as of June 30, 2013, subject to the Company’s right to terminate the DSP Agreement, totaling $2.5 million, including a potential milestone payment of $1.5 million payable upon approval of an NDA. The DSP Agreement has no fixed term and upon expiration of the relevant royalty term, all of the licenses and rights granted to the Company in the applicable territory under the DSP Agreement shall become irrevocable, perpetual, fully-paid, and royalty-free. Prior to that, the DSP Agreement provides for termination (i) upon material breach by either party if such breach remains uncured for a period of sixty days from the date the breaching party was notified of such breach, (ii) for bankruptcy by either party upon thirty days written notice and (iii) for convenience by the Company upon sixty days written notice. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Final expenses for this work were recognized in the second quarter of 2012 resulting in the Company recording cumulative expense of approximately $3.1 million.

In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”). In May 2006, pursuant to the Finder’s Agreement, the Company issued warrants for the purchase of 250,000 shares of its common stock at an exercise price of $4.31 per share. The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge for the fair value of the warrants at January 2007 of $433,750. The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the warrants as of the date the condition for exercise occurred, based on a risk-free interest rate of 4.79%, an expected life of three years, an expected dividend yield of 0%, an expected volatility of 66.01% and no estimated forfeitures. Such warrants remained unexercised and expired in May 2013. As additional consideration, the Company agreed to (1) make future milestone payments to Paramount, upon achievement of milestones as defined in the Finder’s Agreement, (2) pay royalties on sales should any licensed compound become available for commercial sale, and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP. The Company has remaining potential future milestone payments under the Finder’s Agreement of $150,000.

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities for contracts existing as of June 30, 2013. However, should a need arise to cancel activities under these contracts, there might be cancellation fees that could be substantial.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of the Company’s common stock from November 3, 2008 through March 28, 2012. On November 16, 2012, the Company and the other defendants moved to dismiss the complaint. A hearing on the motion to dismiss was heard on June 19, 2013 but a decision has not yet been issued. The Company and its officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of the Company’s board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to the development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that the Company and its officers have filed in November 2012 in response to the consolidated complaint in the class action. The Company and its officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Retention Bonus Plans

In April 2013, at the direction of its Board of Directors, the Company implemented an Executive Retention Bonus Plan and an Employee Retention Bonus Plan. Under their respective plans, executives and employees employed by the Company as of April 23, 2013, are eligible to receive a bonus payment should the Company obtain approval from the FDA to market Northera in the U.S. In addition, executives and employees are eligible to receive a bonus payment should the Company enter into a transaction that results in (i) the sale, lease, exchange or other transfer of substantially all of the assets of the Company; (ii) any person not a shareholder on the date of grant becoming the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of the Company’s outstanding securities other than through a traditional financing transaction; or, (iii) a merger or consolidation to which the Company is a party occurring that results in the shareholders of the Company having beneficial ownership of less than 50% of the combined voting power of the surviving company’s outstanding securities immediately following such a transaction. If such approval is obtained and/or should such a transaction occur, the Company would be obligated to make bonus payments of approximately $1.1 million in the aggregate to qualifying executives and employees for each event, calculated based on headcount as of June 30, 2013. As these bonus payments are conditioned on events that have yet to occur, no expense will be recorded by the Company unless and until the conditions for payment have been met.

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

Other than severance payments that continue to be made to its former CEO per the terms of his severance agreement, the Company has completed all other severance payments related to the reduction in force as of June 30, 2013. As a component of the former CEO’s departure, the Company accelerated the vesting of all unvested options that had been previously granted to its former CEO and extended the period in which those options could be exercised from 90 days from the date of termination of July 10, 2012, to two years from that date. For the directors that resigned from the Board, the Company accelerated the vesting of all unvested options that had been previously granted and extended the period in which those options can be exercised from 180 days from the date of separation of July 9, 2012, to one year from that date. For the former Vice President of Sales and Marketing, the Company agreed that options would continue to vest and could be exercised until the end of his severance period plus 90 days. For purposes of determining the accounting impact of these modifications, it is assumed that the original grants are cancelled and new grants are issued. The calculation based upon such assumptions resulted in adjustments being recorded to true-up stock-based compensation expense recorded for those options in 2012 based upon an adjusted fair value.

During 2012, the Company established a reserve related to the costs of the restructuring totaling approximately $2.5 million. As of June 30, 2013, the Company had made cash payments of approximately $1.9 million related to this reserve and had made other non-cash adjustments of approximately $0.1 million. The activity associated with the reserve established by the Company for restructuring charges associated with these actions as of June 30, 2013 are as follows:

				Adjustments,
	Restructuring			Non-cash	Restructuring
	Liabilities as of			items	Liabilities as of
	December 31,	Charges to the	Cash	and Changes	June 30,
	2012	Reserve	Payments	to Estimates	2013
Employee related costs:
Severance, salary continuation and related costs	$841,184	$-	$(321,705)	$-	$519,479
Other costs	-	-	-	-	-
Totals	$841,184	$-	$(321,705)	$-	$519,479

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Item 1A. Part I. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012, “Item 1A. Part II. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2013 and “Item 1A. Part II. Risk Factors” in this Quarterly Report on Form 10-Q.

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

  Following receipt of the complete response letter, or CRL, from the FDA in March 2012, we worked with the FDA to clarify the requirements for obtaining marketing approval for Northera in the U.S., including an End-of-Review meeting, or EOR, with the Cardiovascular and Renal Drug Products Division of the FDA, or CRDP, in May 2012. To obtain further clarity from the FDA on the requirements for obtaining marketing approval for Northera following the EOR, we utilized a formal appeals process that involved the review of the issues presented in the CRL and all other subsequent guidance received from the FDA. The review was led by the Director for Office of New Drugs within CRDP and included other senior officials within the FDA, including senior staff from the Center for Drug Evaluation I along with officials from the CRDP. Subsequent to that review, we received written guidance from the FDA and were able to provide an update on our plans to move forward with our Northera registration program. The FDA has indicated that it would potentially consider data from Study 306B as confirmatory evidence of both the safety and efficacy of Northera, to be reviewed by the CRDP in a resubmission to the original New Drug Application, or NDA. Given this guidance, in July 2013 we resubmitted our Northera NDA to the FDA with data from Study 306B and other studies as a complete response to the CRL, seeking approval to market Northera in the U.S. On July 15, 2013, we received notification from the FDA that our filing had been both acknowledged and accepted and that the FDA deemed the resubmission a complete response to the CRL, assigning a new Prescription Drug User Fee Act, or PDUFA, goal date of January 3, 2014. However, on July 25, 2013, the FDA notified us that they noted deficiencies in the NDA that relate primarily to the formatting of certain submitted electronic datasets and statistical programs describing the methods used to generate tables and listings. The deficiencies are unrelated to study conduct, interpretability of study results, or validity of study conclusions. We believe that the matter can be resolved quickly, and we expect to submit the necessary response in August. Until the response is received by FDA, the Agency has informed us that the six month review clock for the NDA specified under PDUFA will not start. Therefore, upon a successful resubmission with the currently requested changes sought by the FDA, a new PDUFA date will be set by the FDA.

The Northera NDA, including the resubmission, includes data from our two largest completed Phase III efficacy studies (Studies 301 and 306B), data from other randomized controlled trials (Study 302, Study 303 and Study 306A), an integrated summary of efficacy for various studies, an expanded, 650-patient safety database, two long-term, open label extension studies, a dedicated thorough QTc study, a 24-hour ambulatory blood pressure monitoring study and a 300mg bioequivalence study. The FDA has further informed us that data from short-term endpoints measuring symptomatic benefits may be sufficient evidence of efficacy as required for approval and that durability of response, as determined by endpoints measuring long-term symptomatic benefits, may be studied and demonstrated in post-approval study or studies. Further, the FDA has indicated that Northera might be approved with either full or accelerated approval, with the latter including the requirement for a post-approval study to confirm durable clinical efficacy as initially established by a surrogate marker such as short-term clinical efficacy.

While the FDA’s updated 2013 guidance, including an indication that it would review data from Study 306B, is encouraging, the FDA was clear that Study 306B data remains subject to a thorough review, including review of clinical data sets and sensitivity analyses. In this regard, the FDA has indicated that it might conduct audits of clinical sites and audits of the CRO involved in the study and the sponsor to validate the integrity of the data included in the resubmission. The FDA has further indicated that approval using data from Study 306B to support efficacy claims for Northera would only be possible should such data provide the FDA with substantial evidence of efficacy, thereby establishing, in a second, strongly-positive, confirmatory trial, that Northera is safe and effective for the treatment of Neurogenic OH. As such, the FDA is under no obligation to approve Northera if they are not adequately satisfied with the conclusions drawn from the data presented or other analyses conducted and we cannot provide any assurance that the FDA will approve Northera. The FDA might find the Northera NDA, despite the additional data from Study 306B and other studies, insufficient to allow a marketing approval for Northera and require additional clinical evidence from additional randomized clinical trials. Alternatively, the FDA might choose to approve Northera with a requirement for a post-approval efficacy study. Accordingly, we plan to initiate an additional clinical study of Northera in Neurogenic OH and anticipate that patient enrollment would begin in the fourth quarter of 2013.

In additional discussions, the FDA indicated that the Northera NDA, including the resubmission, is likely to be reviewed by the Cardiovascular and Renal Drug Advisory Committee, or CRDAC.  While it remains uncertain if the FDA will in fact require a review by the CRDAC, we intend to prepare rigorously for this possibility.  Further, in addressing the possibility of accelerated approval based on trials to date, which have provided favorable data for the acute use only for Northera, the FDA reemphasized that another clinical study to demonstrate durability of effect would be required under such a scenario.  As discussed above, we have worked, and continue to work, with the FDA on the design of our upcoming clinical study to be able to meet that requirement if needed.  The FDA also indicated that they required new bioequivalence data for a 300 mg formulation of Northera that we had developed for commercialization and had not been used in any clinical trials. Accordingly, we completed a 300mg bioequivalence study in June 2013 and have included data from that study in the revised Northera NDA to support a request for approval of commercial distribution of a 300 mg formulation.

The receipt of the CRL in March 2012 followed a September 2011 submission and a November 2011 acceptance of our initial Northera NDA. In February 2012, a meeting of the Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, was held, at the request of the FDA, to review and discuss the Northera NDA. The CRDAC recommended, in a 7 to 4 vote (with one abstaining and one non-vote), that the FDA approve our NDA to market Northera for the treatment of Neurogenic OH in the United States. Notwithstanding that recommendation, on March 28, 2012, the FDA issued a CRL regarding our Northera NDA. The CRL included a request by the FDA that we submit data from an additional positive study to support efficacy and, at that time, the FDA recommendations suggested that such a study be designed to demonstrate durability of effect over a 2- to 3-month period. Subsequent discussions with the CRDP and the Office of Drug Evaluation I in 2012 suggested that Study 306B might not be acceptable based on the theoretical potential for un-blinding. While the FDA subsequently investigated this further and provided guidance that we could potentially utilize data from Study 306B to seek marketing approval, the data remains subject to a full review. The FDA noted that data strongly demonstrating a short-term clinical benefit (e.g., improvement in symptoms or ability to function) of droxidopa in patients with Neurogenic OH might be adequate for approval, with a possible requirement to verify durable clinical benefit post-approval.

Given the concerns raised by the FDA at the EOR, held in May 2012, regarding results from the highest enrolling site in Study 301, we submitted all information pertaining to two independent site visits, neither of which revealed any significant errors or other significant findings that would suggest concerns about data integrity in the conduct of the trial. The findings from our independent site visits were consistent with the similar findings from the FDA pre-approval inspection conducted during the review of the Northera NDA. Further, we have submitted all source documentation from all patients at the site to the FDA for their review and engaged independent, third-party quality experts for an additional site audit to confirm the validity and integrity of data from the site. Notwithstanding this information, the FDA has, and continues to, maintain that the concentration and pattern of positive results at this site preclude the results from Study 301 meeting the criteria required for approval using a single study, the premise upon which our initial NDA had been prepared.

Following an initial discussion in 2006, we have conducted only limited discussions of the specifics of our clinical program for Northera with the EMA and the regulatory agencies of several European Union member countries. It remains unclear if our current program will be acceptable for marketing approval in the European Union or if we may be required to conduct additional clinical trials.

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

We had contracted with a third-party to manufacture commercial quantities of Northera prior to the date we anticipated that Northera would receive final regulatory marketing approval and might perform similar activities with other product candidates in the future. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. As such, until final approval to market any of our product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three	For the three
	months ended	months ended	$
	June 30,	June 30,	Increase/	%
	2013	2012	(Decrease)	Change
Research and development expense	$1,905	$4,696	$(2,791)	-59%
Sales and marketing expense	241	1,753	(1,512)	-86%
General and administrative expense	1,194	1,441	(247)	-17%
Interest income	4	18	(13)	-76%

Research and development expenses. During the second quarter of 2013, we reconciled and recorded final costs associated with our open-label extension study, Study 304 for Northera. We also had expenses related to our 300mg bioequivalence study and the preparation of our Northera NDA that was resubmitted to the FDA in early July 2013. Specifically, expenses for the second quarter of 2013 included approximately $0.4 million related to preparation of our Northera NDA for resubmission, $0.4 million for our 300mg bioequivalence study and $0.1 million for Study 304 for Northera, reflecting significantly reduced clinical activity in 2013 when compared to 2012. We also have incurred costs in 2013 related to ongoing public affairs activities, including support of patient advocacy groups that continue to advocate the approval of additional therapies for the treatment of Neurogenic OH. During the second quarter of 2012, we incurred significant direct costs associated with our Phase III Neurogenic OH studies and Neurogenic OH extension studies of approximately $0.9 million and our Phase II trial of CH-4051 of approximately $1.2 million. Additionally, we incurred costs during the second quarter of 2012 related to medical affairs activities, including a team of Medical Science Liaison professionals, hired on a contract basis, generating period costs of $0.3 million. We also incurred approximately $0.2 million for formulation activities and the costs of distributing clinical trial material. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 57% for 2013 and 60% for 2012.

From inception through June 30, 2013, cumulative research and development expenses related to our major research and development projects were approximately $166.6 million and are detailed as follows:

					Inception
(in thousands)	For the quarter ended		For the six months ended		through June 30,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013
Antifolates	$-	$1,500	$-	$4,500	$43,100
Droxidopa	1,900	3,200	3,900	8,900	120,800
I-3D	-	-	-	-	2,500
	$1,900	$4,700	$3,900	$13,400	$166,400

Droxidopa. From inception through June 30, 2013, we had spent approximately $120.8 million in research and development expenses on droxidopa. For 2013, research and development costs for the Northera Neurogenic OH core program include our Phase III trial, Study 306B; our access and safety program, Study 304; our 300mg bioequivalence study; regulatory activity to support our resubmission of the Northera NDA; and costs related to drug supply, manufacture and distribution. Additional droxidopa-related research and development costs during the remainder of 2013 are estimated at approximately $7.9 million and include estimated costs for our planned new trial of Northera that we plan will begin patient enrollment in the fourth quarter of 2013, costs to prepare for the potential late-year meeting of the CRDAC and operating costs for research and development activities including compensation and related costs.

Antifolates. From inception through June 30, 2013, we had spent approximately $43.1 million in research and development expenses on our portfolio of antifolates. In May 2012, we announced that results of our completed Phase II trial of CH-4051 in patients with rheumatoid arthritis showed that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the completion of our Northera development program in Neurogenic OH. Although we continue to evaluate potential partnering opportunities for these compounds we currently have no immediate spending plans related to the continued development of CH-4051.

I-3D Portfolio. From inception through June 30, 2013, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. With no formalized selling activities or near-term plans for commercialization of any of our drug candidates, sales and marketing expenses decreased significantly for the quarter ended June 30, 2013 when compared to the same period of 2012. Costs incurred in 2013 included compensation and related expenses for our continuing business development efforts and legal fees related to our intellectual property activities. During the second quarter of 2012, we continued to incur compensation expenses related to personnel added in early 2012 to support our planned commercialization of Northera. As a component of the reduction in force announced in July 2012, all the positions of the sales and marketing commercial team were eliminated. In addition, during the second quarter of 2012 we spent approximately $0.9 million on sales and marketing initiatives for Northera as we brought that spending to a close after the receipt of the CRL from the FDA. Such costs included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations.

General and administrative expenses. During the second quarter of 2013, general and administrative expenses decreased by approximately $0.2 million when compared to the same period of 2012. Contributing to this were decreases in compensation and related costs in 2012 for positions supporting market launch of Northera that were eliminated in conjunction with the reduction in force that occurred in July 2012. In addition, travel expenses, consulting fees, communication expenses, office expense, financial printing and legal fees decreased in 2013 when compared to 2012. Offsetting these decreases were increases in audit fees and investor relations consulting fees.

Interest income and interest expense. At June 30, 2013, we had cash and cash equivalents of $22.0 million. The decrease in interest income is primarily related to the lower amount of investable funds on hand during the three months ended June 30, 2013 when compared to the same period of 2012. Interest rates also remain low in 2013 as there continues to be softness in the interest rate market in the United States.

Six Months Ended June 30, 2013 and 2012

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)
	For the six	For the six
	months ended	months ended	$
	June 30,	June 30,	Increase/	%
	2013	2012	(Decrease)	Change
Research and development expense	$3,862	$13,395	$(9,533)	-71%
Sales and marketing expense	600	6,722	(6,122)	-91%
General and administrative expense	2,801	3,361	(560)	-17%
Interest income	10	46	(36)	-78%

Research and development expenses. During the six months ended June 30, 2013, we reconciled and recorded final costs associated with Study 306B and our open-label extension study, Study 304 for Northera. We also had expenses related to our 300mg bioequivalence study and the preparation of our Northera NDA that was resubmitted to the FDA in early July 2013. Specifically, expenses for the first six months of 2013 included approximately $0.6 million related to preparation of our Northera NDA for resubmission, $0.4 million for our 300mg bioequivalence study, $0.2 million for Study 306B and $0.5 million for Study 304 for Northera, reflecting significantly reduced clinical activity in 2013 when compared to 2012. We also have incurred costs in 2013 related to ongoing public affairs activities, including support of patient advocacy groups that continue to advocate the approval of additional therapies for the treatment of Neorogenic OH. During the first six months of 2012, we incurred costs for Study 306B and our open-label extension study, Study 304 and had continuing expenses for our now completed Phase II trial of CH-4051 in rheumatoid arthritis. We also incurred costs of approximately $0.2 million to support the preparation for the FDA-requested meeting of the CRDAC held in February 2012 and our EOR with the FDA, held in May 2012. Specifically, expenses for the first six months of 2012 included approximately $3 million of direct study costs related to our completed Phase II trial of CH-4051 and $2.3 million for Study 306B and our extension studies for Northera. Additionally, we incurred costs during the period related to medical affairs activities, including a team of medical science liaison professionals, hired on a contract basis, generating period costs of $0.8 million. We also incurred expenses for the purchase of active pharmaceutical ingredient in January 2012 to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material of approximately $1.8 million. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 53% for 2013 and 57% for 2012.

Sales and marketing expenses. With no formalized selling activities or near-term plans for commercialization of any of our drug candidates, sales and marketing expenses decreased significantly for the six months ended June 30, 2013 when compared to the same period of 2012. Costs incurred in 2013 included compensation and related expenses for our continuing business development efforts and legal fees related to our intellectual property activities. We also had decreases in compensation and related expenses, recruiting costs, travel costs and legal expenses related to our intellectual property. During the first quarter of 2012, we had spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a 2012 commercial launch. During the second quarter of 2012, the majority of costs were related to bringing such activities to a close, cancelling related vendor contracts and finalizing projects that were in progress upon receipt of the CRL in March 2012. We incurred costs of approximately $3.7 million for such activities that included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations. In 2012, we also incurred compensation expenses related to personnel added in early 2012 to support our planned commercialization of Northera. As a component of the reduction in force announced in July 2012, all the positions of the sales and marketing commercial team were eliminated.

General and administrative expenses. During the six months ended June 30, 2013, general and administrative expenses decreased by approximately $0.5 million when compared to the same period of 2012. Contributing to this were decreases in compensation and related expenses, recruiting and relocation expenses, office expenses, franchise taxes, bank fees and financial printing. Offsetting these were increases in professional fees, including legal and audit fees, insurance expense and investor relations consulting fees.

Interest income and interest expense. At June 30, 2013, we had cash and cash equivalents of $22.0 million. The decrease in interest income is primarily related to the lower amount of investable funds during the six months ended June 30, 2013 when compared to the same period of 2012. Interest rates also remain low in 2013 as there continues to be softness in the interest rate market in the United States.

Liquidity and Capital Resources

As of June 30, 2013, we had working capital of approximately $19.7 million including cash, cash equivalents and other current assets of approximately $22.5 million and current liabilities of $2.8 million. We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of our common stock up to a value of $20,000,000. These shares would be offered pursuant to the Company’s 2012 shelf registration statement. As of June 30, 2013, no sales have been made under this program.

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

We believe that capital resources available at June 30, 2013 will be sufficient to meet our operating needs into the third quarter of 2014. This estimate assumes the planned costs of currently ongoing clinical activity and a planned new trial of Northera that could begin patient enrollment as early as the fourth quarter of 2013 with a significant ramp in spending in the third quarter of 2013. In addition to the initial costs of a new clinical trial, this estimate also assumes various costs related to preparation for the potential 2013 meeting of the CRDAC. The costs of additional activities related to, or subsequent to, a possible approval of Northera, or the commercialization of Northera should it be approved, has not been included in this guidance.

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

From inception through June 30, 2013 we had losses of $222.3 million. We had net losses of $7.3 million and $23.4 million for the six months ended June 30, 2013 and 2012, respectively, and we anticipate losses at least through 2013 and into 2014 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

•	the acceptance and acknowledgement by the FDA of our resubmission of the Northera NDA;
•	the potential for the FDA to request a review of our NDA by the CRDAC;
•	continuing discussions with regulatory agencies concerning the requirement for, the design of and the timing of new clinical trials and safety monitoring programs;
•	possible out-licensing of our product candidates;
•	the pace and success of development activities, particularly programs for droxidopa;
•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;
•	seeking regulatory approval for our various product candidates, particularly our NDA for Northera;
•	the pace of development of new intellectual property for our existing product candidates;
•	in-licensing and development of additional product candidates; and
•	changes to staffing levels.

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

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of June 30, 2013, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to our development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of our common stock from November 3, 2008 through March 28, 2012. On November 16, 2012, the Company and the other defendants moved to dismiss the complaint. A hearing on the motion to dismiss was heard on June 19, 2013 but a decision has not yet been issued. We and our officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to our development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina has ruled upon the motion to dismiss that we and our officers have filed in November 2012 in response to the consolidated complaint in the class action. We and our officers intend to vigorously defend against this lawsuit but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2013 except as set forth below:

The FDA may question our use of a Modified Intent to Treat, or mITT, analysis in Study 306B as the primary statistical method for determining clinical efficacy, particularly given the imbalance in the number of dropouts and missing data for patients receiving droxidopa (n=18) vs. placebo (n=6) in this study. The FDA may rely on other more conservative analyses (e.g., Intent-to-Treat, or ITT) when assessing data from Study 306B, which could support different conclusions regarding the efficacy of Northera, and result in the FDA not approving Northera for the proposed indication.

Because of the nature of the blinded titration process in our Study 306B, we determined in our statistical plan to use a Modified Intent to Treat analysis, or mITT, for the evaluation of the efficacy of droxidopa.  Under this approach, patients that dropped out of the study during the titration phase or during the first week of stable dosing were excluded from analyses of efficacy. We deemed this method to be appropriate because such patients would not have had any recorded evaluations of the efficacy of Northera subsequent to their being randomized, and also because we had obtained earlier general guidance from the FDA (when Study 306 was first initiated) that such an approach may be generally acceptable in this setting.  Given that the results of Study 306B ultimately showed more dropouts in the Northera group compared to the placebo group during the randomized-controlled period, with 18 such dropouts on drug and 6 dropouts on placebo during the titration phase, FDA statisticians, during the FDA review or that participate in an advisory panel, may question the use of or conclusions drawn from our mITT analyses. Depending upon the data imputation method chosen and the analyses performed, results of post hoc sensitivity analyses are variable in support of the primary study conclusions. Sensitivity analyses that assign data from all patients using their baseline observation as the final observation for the measurement of efficacy (resulting in all cases in “0” change from baseline in symptomatic benefits) negatively impact the study results, increasing the “p” value for the primary endpoint of the study above that required for statistical significance.  Other sensitivity analyses using alternative variables, endpoints, and imputation techniques show statistically significant results supporting the study’s primary conclusions. In light of the general variability of the findings, especially negative results from certain ITT analyses, as well any other possible issues that might be identified in Study 306B, in addition to the issues already identified in Study 301, the FDA could decide to request data from additional randomized controlled trials or other studies prior to granting marketing approval in the U.S. for Northera.

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to Certificate of Incorporation for Chelsea Therapeutics International, Ltd., as amended	8-K	June 11, 2013	3.1
10.1	Chelsea Therapeutics International, Ltd. Executive Severance Plan	8-K	April 16, 2013	10.1
10.2	Chelsea Therapeutics International, Ltd. Executive Retention Bonus Plan	8-K	April 16, 2013	10.2
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials submitted in XBRL format				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: August 6, 2013	By:	/s/ J. Nick Riehle
J. Nick Riehle
Vice President, Administration and
Chief Financial Officer

