Form 10-Q
period 2013-09-30
Chelsea Therapeutics International, Ltd.
filed 2013-11-05
CIK 1333763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013 there were 70,767,249 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,881,716	$28,424,631
Prepaid contract research and manufacturing	908,808	175,192
Other prepaid expenses and other current assets	290,804	176,181
Total current assets	22,081,328	28,776,004
Property and equipment, net	63,676	151,544
	$22,145,004	$28,927,548

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,204,006	$788,073
Accrued compensation and related expenses	185,090	199,935
Accrued restructuring	394,949	841,184
Accrued contract research and manufacturing	467,505	496,901
Other accrued expenses	702,180	685,305
Total current liabilities	2,953,730	3,011,398
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 and 100,000,000 shares authorized, respectively; 68,109,960 and 67,075,779 shares issued and outstanding, respectively	6,811	6,708
Additional paid-in capital	245,341,659	240,970,852
Deficit accumulated during the development stage	(226,157,196)	(215,061,410)
Total stockholders' equity	19,191,274	25,916,150
	$22,145,004	$28,927,548

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					April 3, 2002
	For the three months ended September 30,		For the nine months ended September 30,		(inception) to
	2013	2012	2013	2012	September 30, 2013

Operating expenses:
Research and development	$2,558,975	$2,479,471	$6,420,790	$15,874,135	$168,925,636
Sales and marketing	239,083	221,399	839,506	6,943,327	25,085,882
General and administrative	1,047,864	1,169,157	3,849,100	4,530,435	34,752,258
Restructuring	-	2,218,347	-	2,218,347	2,157,795
Total operating expenses	3,845,922	6,088,374	11,109,396	29,566,244	230,921,571

Operating loss	(3,845,922)	(6,088,374)	(11,109,396)	(29,566,244)	(230,921,571)
Interest income	3,239	12,076	13,610	58,444	5,022,723
Interest expense	-	-	-	-	(258,348)

Net loss	$(3,842,683)	$(6,076,298)	$(11,095,786)	$(29,507,800)	$(226,157,196)

Net loss per basic and diluted share of common stock	$(0.06)	$(0.09)	$(0.17)	$(0.44)

Weighted average number of basic and diluted common shares outstanding	67,208,361	67,040,569	67,126,686	66,837,516

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stock-
	Common stock		paid-in	development	holders'
	Shares	Amount	capital	stage	equity
Balance at January 1, 2013	67,075,779	$6,708	$240,970,852	$(215,061,410)	$25,916,150

Stock-based compensation	-	-	1,448,294	-	1,448,294

Common stock issued pursuant to exercise of stock options	81,875	8	141,004	-	141,012

Common stock issued under at-the-market equity offering program at an average sales price of approximately $3.06 per share	952,306	95	2,781,509	-	2,781,604

Net loss	-	-	-	(11,095,786)	(11,095,786)

Balance at September 30, 2013	68,109,960	$6,811	$245,341,659	$(226,157,196)	$19,191,274

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			April 3, 2002
	For the nine months ended September 30,		(inception) to
	2013	2012	September 30, 2013
Operating activities:
Net loss	$(11,095,786)	$(29,507,800)	$(226,157,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,448,294	1,385,400	12,267,154
Depreciation and amortization	87,868	97,441	637,198
Stock issued for license agreement	-	-	575,023
Non-cash interest expense	-	-	34,020
Gain on disposition of assets	-	37,388	22,951
Fair value of warrants for finder's agreement	-	-	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(848,239)	379,203	(1,199,613)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	403,412	(6,942,266)	2,373,691
Accrued compensation and related expenses	(14,845)	(1,209,676)	185,090
Accrued restructuring	(446,235)	1,026,931	394,949
Net cash used in operating activities	(10,465,531)	(34,733,379)	(210,432,983)

Investing activities:
Acquisitions of property and equipment	-	(25,260)	(739,731)
Proceeds from sale of assets	-	-	15,907
Purchases of short-term investments	-	-	(115,143,906)
Redemptions and sales of short-term investments	-	4,500,000	115,143,906
Security deposits	-	38,267	-
Net cash provided by (used in) investing activities	-	4,513,007	(723,824)

Financing activities:
Proceeds from borrowings from affiliate	-	-	1,745,000
Proceeds from exercise of stock options	141,012	-	228,935
Proceeds from exercise of common stock warrants	-	-	9,054,546
Recapitalization of the Company	-	-	(400,000)
Proceeds from sales of equity securities, net of issuance costs	2,781,604	22,151,851	221,331,620
Receipt of recovery of short-swing profits	-	-	73,797
Receipt of cash for stock subscription receivable	-	-	4,625
Net cash provided by financing activities	2,922,616	22,151,851	232,038,523

Net (decrease) increase in cash and cash equivalents	(7,542,915)	(8,068,521)	20,881,716
Cash and cash equivalents, beginning of period	28,424,631	41,106,301	-
Cash and cash equivalents, end of period	$20,881,716	$33,037,780	$20,881,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$224,328

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
AS OF SEPTEMBER 30, 2013
(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products.  Specifically, the Company is developing Northera™ (droxidopa), a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure, dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy.  On September 4, 2013, the Company announced that the FDA had acknowledged receipt of the Northera NDA resubmission that the Company had filed on August 14, 2013.  The FDA has deemed the resubmission a complete response to its March 28, 2012 complete response letter, or CRL, and assigned a new Prescription Drug User Fee Act, or PDUFA, goal date of February 14, 2014.

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

Since inception, the Company has focused primarily on organizing and staffing, negotiating in-licensing agreements with partners, acquiring, developing and securing its proprietary technology, participating in regulatory discussions with the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA and other regulatory agencies, undertaking preclinical trials and clinical trials of product candidates and raising capital.  More recently, the Company has initiated activities to support the commercial launch of Northera, currently planned for the third quarter of 2014 assuming that approval is received from the FDA to market Northera in the United States.  The Company plans on limited spending for these activities prior to approval in order to further conserve capital resources.

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

Management believes that capital resources available at November 5, 2013 will be sufficient to meet the Company’s operating needs into the first quarter of 2015.  This estimate includes the planned costs to complete currently ongoing clinical activity and the anticipated costs that will be incurred into the first quarter of 2015 related to a new trial of Northera that could begin patient enrollment as early as the fourth quarter of 2013.  In addition to the costs of a new clinical trial, this estimate also assumes various costs related to planning and preparation for the January 2014 meeting of the Cardiovascular and Renal Drug Advisory Committee, or CRDAC.  Other than minimal spending for consulting services to assist in the commercialization planning process, the costs of additional activities related to, or subsequent to, a possible approval of Northera, or the commercialization of Northera should it be approved, have not been included in this guidance.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which shall collectively be referred to as the “Company”.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or future periods.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A filed on March 14, 2013 and available on the website (www.sec.gov) of the United States Securities and Exchange Commission, or the SEC.  The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K/A.

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

Research and Development

Research and development expenditures are expensed based upon the estimated percentage of completion at the financial statement date applied against estimated amounts to complete the project. The Company often contracts with third-party contract research organizations, or CROs, to facilitate, coordinate and perform agreed upon research and development activities. Estimates are calculated, maintained and presented to the Company by CROs and are then subjected to rigorous periodic internal review and analysis to ensure reasonableness of the estimates. Such review includes difficult, subjective and complex judgments, particularly in instances of studying orphan drug candidates where prior clinical activity is limited, providing little or no historical cost information. Given the highly variable nature of the costs involved in the completion of a clinical or pre-clinical trial, fluctuations in costs estimates can occur at any time during the trial or at its conclusion based on a number of factors including, but not limited to, the rate at which investigator sites are identified, the locations of those sites (US versus International), the timing of site activations, the rate at which patients are enrolled into a trial, changes to the number of sites and/or patients that are targeted for the trial, the timelines for trial completion and changes in scope of the actions to be taken by the CROs.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

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

These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, laboratory fees, travel costs, and other miscellaneous costs including database management, adverse event reporting, shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, the Company records a monthly expense estimate to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.  Estimating the costs of pass-through expenses for a contracted research and development program can be difficult and complex.  Judgments used in the development of these estimates are based on a number of considerations, including the input of the CRO, the costs of previous clinical trials, estimates of patient recruitment rates, estimates of drop-out rates and estimates of site identification and activation rates.  Estimates of investigator payments, lab costs, database development and management and adverse event reporting are based on parameters such as number of office visits, laboratory requirements, screening failure rates, location of the investigator site and the patient related factors discussed above.  Historically, the Company has experienced fluctuations in the estimates of these costs and has implemented rigorous review processes to ensure reliability of estimates.  Fluctuations that have occurred previously have been in the range of +/- 5% of total program costs and the Company would anticipate that similar fluctuations could occur in the future.  Depending on the size of the trial, the estimated costs to complete and the volume of overall research and development activities during any given period, such fluctuations could be material to the results of operations and financial position (see Note 7).

Costs related to the acquisition and retention of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

NOTE 2	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible.  At September 30, 2013, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $20.9 million.  Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

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

During the three and nine months ended September 30, 2013 and 2012, the Company granted stock options to employees and non-employee directors as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Options granted during period	n/a	827,000	985,500	2,136,000
Weighted average exercise price	n/a	$1.14	$1.10	$3.26
Weighted average grant date fair value	n/a	$0.81	$0.77	$2.21

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

The fair value of each option award made to employees and directors during the three and nine months ended September 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the following assumptions. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company estimated the expected life of the options granted based on anticipated exercises in future periods.  The expected dividends reflect the Company’s current and expected future policy for no payment of dividends on its common stock.  The Company relies exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility.  The Company plans to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for its common stock becomes available.  Given the events of 2012 and the corporate restructuring that occurred in July 2012 that have negatively impacted the Company’s staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012.  In January 2013, the Company again reviewed its estimated forfeiture rate, based upon the adjusted staffing levels resulting from attrition in late 2012 and early 2013 and, effective at that date, modified its estimated forfeiture rate to 10%.  Due to the limited amount of historical data available to the Company, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions.  The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three and nine months ended September 30, 2013 and 2012:

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Weighted average risk-free interest rate	n/a	0.69%	0.69%	0.74%
Expected life of options	n/a	5 years	4.4 years	5 years
Expected dividend yield	n/a	0%	0%	0%
Weighted average expected volatility	n/a	95.69%	105.48%	89.73%

Options granted to employees and non-employee directors during the three and nine months ended September 30, 2013 and 2012, other than those granted to non-employee directors on April 15, 2013 more fully described above, vest as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date.  Options granted to non-employee directors during the three months ended June 30, 2012 are exercisable and vest only upon a change in control of the Company, as defined above.   Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors.  Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors.  As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan.

The table below summarizes the compensation expense recorded by the Company for the three and nine months ended September 30, 2013 and 2012 in conjunction with option grants made to employees and non-employee directors:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense recorded during period	$413,670	$103,712	1,448,294	$1,385,400
Total unrecognized compensation expense remaining	$3,351,245	$4,786,963	$3,351,245	$4,786,963
Remaining average recognition period (in years)	2.0	2.65	2.0	2.65

As a result of the Company’s 2012 restructuring activities, stock-based compensation recorded for the three and nine months ended September 30, 2012 reflects the reversal of stock compensation expense for unvested options that were forfeited during the periods and the impact of option modifications made for former executives and former Board members as a component of their resignations (see Note 8).

The table below summarizes options outstanding, options vested and aggregate intrinsic value as of September 30, 2013:

As of
September 30, 2013
Total options outstanding under the Plan	7,156,709
Weighted average remaining contractual life (in years)	6.01
Weighted average exercise price per share	$3.52
Total options oustanding and vested	4,708,834
Total in-the-money options oustanding	3,882,624
Aggregate intrinsic value of in-the-money options outstanding	$4,575,451
Total in-the-money options vested and outstanding	2,209,999
Aggregate intrinsic value of in-the-money options outstanding and vested	$1,688,606

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of September 30, 2013 and only include those awards that have an exercise price below the quoted closing price, or in-the-money options.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

During the three and nine months ended September 30, 2013, options for the purchase of 37,500 shares and 81,875 shares, respectively, were exercised at weighted average exercise prices of approximately $1.72 and $1.78 per share, respectively and had an aggregate intrinsic value at the dates of exercise of $28,425 and $49,912, respectively.  During the three and nine months ended September 30, 2012, no options were exercised.  During the three and nine months ended September 30, 2013, vested and unvested options for 367,500 shares and 822,986 shares, respectively, were forfeited by former employees. During the three and nine months ended September 30, 2012, unvested options for 519,100 and 605,600 shares, respectively, were forfeited by employees that resigned or were terminated during those periods.

Note 4	LOSS per share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities.  For the periods presented, basic and diluted net loss per common share are identical.  Potentially dilutive securities from stock options and stock warrants would be antidilutive as the Company incurred a net loss.  The number of shares of common stock potentially issuable at September 30, 2013 and 2012 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,156,709 and 9,366,360 shares, respectively.

Note 5	COMMON STOCK WARRANTS

No warrants were exercised during the three and nine months ended September 30, 2013 nor did any warrants remain outstanding as of September 30, 2013.

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

In February 2013, unexercised warrants for the purchase of 486,766 shares of the Company’s stock expired.  These warrants had been issued in February 2006 in conjunction with a 2006 sale of equities and were exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, at an exercise price of $3.30 per share, for seven years from the date of issuance.  Of the 716,666 warrants issued in 2006, warrants for the purchase of 229,900 shares had been exercised in previous periods.

In February 2012, a warrant holder exercised the right to purchase 57,000 shares of the common stock of the Company, with an exercise price of $3.30 per share, pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 17,148 shares of its common stock to the warrant holder based on the excess of the market price over the exercise price on the date of exercise.

Note 6	SALES OF COMMON STOCK

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program, or ATM, for the sale of shares of common stock up to an aggregate offering price of $20,000,000.  These shares may be offered, from time to time at market prices under the Company’s 2012 shelf registration statement.  During the quarter ended September 30, 2013, the Company sold 952,306 shares under the ATM at an average sales price of approximately $3.07 per share resulting in proceeds, net of expenses, of approximately $2.8 million.  In addition, subsequent to September 30, 2013, the Company sold additional shares under the ATM (see Note 9).

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

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

There are no more securities available under the Company’s 2011 shelf registration statement.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for an exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation.  Pursuant to the DSP Agreement, DSP reserved rights to market droxidopa in Japan, Korea, China and Taiwan that precludes the Company’s commercialization of droxidopa in those markets.  As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621.  As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement.  The potential royalty payment under the license agreement is a mid-single-digit percentage of net sales of the commercialized products licensed under the DSP Agreement.  All obligations of the Company to pay royalties under the DSP Agreement expire (i) with respect to North America, which is defined to include the United States, Canada and Mexico, eight years after the First Commercial Sale, as defined in the DSP Agreement, in the United States, and (ii) with respect to the remainder of the territory, eleven years after the First Commercial Sale in either the United Kingdom, France, Italy, Germany or Spain.  In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study.  In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA and has remaining potential future milestone payments as of September 30, 2013, subject to the Company’s right to terminate the DSP Agreement, totaling $2.5 million, including a potential milestone payment of $1.5 million payable upon approval of an NDA.  The DSP Agreement has no fixed term and upon expiration of the relevant royalty term, all of the licenses and rights granted to the Company in the applicable territory under the DSP Agreement shall become irrevocable, perpetual, fully-paid, and royalty-free.  Prior to that, the DSP Agreement provides for termination (i) upon material breach by either party if such breach remains uncured for a period of sixty days from the date the breaching party was notified of such breach, (ii) for bankruptcy by either party upon thirty days written notice and (iii) for convenience by the Company upon sixty days written notice.  The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA.  Final expenses for this work were recognized in the second quarter of 2012 resulting in the Company recording cumulative expense of approximately $3.1 million.

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

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities.  These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities for contracts existing as of September 30, 2013.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

Additionally, the Company had contracted with a third party for the manufacture of commercial quantities of Northera prior to the date of the then anticipated marketing approval in early 2012 and might perform similar activities for this or other of its product candidates in the future.  The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever.  This risk notwithstanding, the Company initiated such activities with its primary supplier of active pharmaceutical ingredient of Northera in December 2010 and had incurred expenses of approximately $1.2 million related to these activities during 2012.  Until final approval to market any of the Company’s product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.  No such costs have been incurred in 2013.  In addition, in October 2011, the Company committed to the purchase of active pharmaceutical ingredient from the manufacturer, to be used in the production of commercial inventory, with a value of approximately $7.2 million, given exchange rates at that time.  A small initial shipment of this material was delivered in the first quarter of 2012.  In October 2012, the Company obtained a written waiver from the third-party manufacturer wherein the Company was released from its obligation to purchase the remaining material under this agreement.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.  Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of the Company’s common stock from November 3, 2008 through March 28, 2012.  On November 16, 2012, the Company and the other defendants moved to dismiss the complaint.  On October 10, 2013, the court granted the motion to dismiss with prejudice and entered judgment in favor of the defendants.  The plaintiffs have 30 days to file a notice of appeal.  The Company and its officers intend to vigorously defend against any appeal but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of the Company’s board of directors as of the date of the lawsuit. The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to the development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval. The complaint seeks unspecified damages, attorneys’ fees and other costs. On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina ruled upon the motion to dismiss that the Company and its officers filed in November 2012 in response to the consolidated complaint in the class action. Although the court granted the motion to dismiss as discussed above, the plaintiffs have 30 days to file a notice of appeal.

Retention Bonus Plans

In April 2013, at the direction of its Board of Directors, the Company implemented an Executive Retention Bonus Plan and an Employee Retention Bonus Plan.  Under their respective plans, executives and employees employed by the Company as of April 23, 2013, are eligible to receive a bonus payment should the Company obtain approval from the FDA to market Northera in the U.S.  In addition, executives and employees are eligible to receive a bonus payment should the Company enter into a transaction that results in (i) the sale, lease, exchange or other transfer of substantially all of the assets of the Company; (ii) any person not a shareholder on the date of grant becoming the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of the Company’s outstanding securities other than through a traditional financing transaction; or, (iii) a merger or consolidation to which the Company is a party occurring that results in the shareholders of the Company having beneficial ownership of less than 50% of the combined voting power of the surviving company’s outstanding securities immediately following such a transaction.  If such approval is obtained and/or should such a transaction occur, the Company would be obligated to make bonus payments of approximately $1.1 million in the aggregate to qualifying executives and employees for each event, calculated based on headcount as of September 30, 2013.  As these bonus payments are conditioned on events that have yet to occur, no expense will be recorded by the Company unless and until the conditions for payment have been met.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

Other Contractual Obligations

During 2011 and early 2012, the Company contracted with various third parties to facilitate, coordinate and perform agreed upon commercialization support activities in anticipation of receiving approval from the FDA of Northera in 2012.  These contracts typically called for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. In the event that the Company prepaid fees for future milestones, it would have recorded the prepayment as a prepaid asset and amortized the asset into sales and marketing expense over the period of time the contracted services were performed.  Most fees were incurred throughout the contract period and were expensed based on the percentage of completion at a particular date.  During the second quarter of 2012, the Company successfully curtailed these activities and cancelled the associated contracts given the receipt of the CRL from the FDA on March 28, 2012.  The Company did incur a cancellation penalty on one of these contracts and, during the second quarter of 2012, recorded $100,000 of sales and marketing expense related to that penalty.

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

Other than severance payments that continue to be made to its former CEO per the terms of his severance agreement, the Company has completed all other severance payments related to the reduction in force as of September 30, 2013.  As a component of the former CEO’s departure, the Company accelerated the vesting of all unvested options that had been previously granted to its former CEO and extended the period in which those options could be exercised from 90 days from the date of termination of July 10, 2012, to two years from that date.  For the directors that resigned from the Board, the Company accelerated the vesting of all unvested options that had been previously granted and extended the period in which those options can be exercised from 180 days from the date of separation of July 9, 2012, to one year from that date.  As of September 30, 2013, those former directors had exercised options for the purchase of 65,000 shares and options for the purchase of 335,000 shares remained unexercised and have expired (see Note 3).  For the former Vice President of Sales and Marketing, the Company agreed that options would continue to vest and could be exercised until the end of his severance period plus 90 days.  As of September 30, 2013, all options that had been issued to the former Vice President of Sales and Marketing remained unexercised and have expired (see Note 3). For purposes of determining the accounting impact of these modifications, it is assumed that the original grants are cancelled and new grants are issued.  The calculation based upon such assumptions resulted in adjustments being recorded to true-up stock-based compensation expense recorded for those options in 2012 based upon an adjusted fair value.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

During 2012, the Company established a reserve related to the costs of the restructuring totaling approximately $2.5 million.  As of September 30, 2013, the Company had made cash payments of approximately $2.0 million related to this reserve and had made other non-cash adjustments of approximately $0.1 million.  The activity associated with the reserve established by the Company for restructuring charges associated with these actions as of September 30, 2013 are as follows:

	Restructuring			Adjustments,	Restructuring
	Liabilities as of			Non-cash items	Liabilities as of
	December 31,	Charges to the	Cash	and Changes	September 30,
	2012	Reserve	Payments	to Estimates	2013
Employee related costs:
Severance, salary continuation and related costs	$841,184	$-	$(446,235)	$-	$394,949
Other costs	-	-	-	-	-
Totals	$841,184	$-	$(446,235)	$-	$394,949

NOTE 9   SUBSEQUENT EVENTS

Sales of Common Stock

Subsequent to September 30, 2013, the Company sold 2,657,289 shares of its common stock under its ATM at an average sales price of approximately $3.00 per share resulting in proceeds, net of expenses, of approximately $7.6 million.  Cumulatively during 2013, the Company has sold 3,609,595 shares under the program at an average sales price of $3.02 per share resulting in proceeds, net of expenses, of approximately $10.4 million (See Note 6).  On November 1, 2013, the Company provided notice to the bank of its intent to terminate the sales agreement related to the ATM, effective November 11, 2013 and no further sales will be made under its ATM.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Item 1A. Part I. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012, “Item 1A. Part II. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2013 and “Item 1A. Part II. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2013.

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

Northera™ (droxidopa), our most advanced investigational product candidate, is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic Neurogenic OH. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in multiple systems atrophy (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients.  During 2007, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure, DBH deficiency and non-diabetic autonomic neuropathy and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of patients with Pure Autonomic Failure and patients with multiple system atrophy.  In the U.S., orphan drug status provides seven years of marketing exclusivity from the date of approval and designation as a new chemical entity in the European Union provides for 10 years of marketing exclusivity.

Following receipt of the complete response letter, or CRL, from the FDA in March 2012, we worked with the FDA to clarify the requirements for obtaining marketing approval for Northera in the U.S., including an End-of-Review meeting, or EOR, with the Cardiovascular and Renal Drug Products Division of the FDA, or CRDP, in May 2012.  To obtain further clarity from the FDA on the requirements for obtaining marketing approval for Northera following the EOR, we utilized a formal appeals process that involved the review of the issues presented in the CRL and all other subsequent guidance received from the FDA.  The review was led by the Director of the Office of New Drugs within CRDP and included other senior officials within the FDA, including senior staff from the Center for Drug Evaluation I along with officials from the CRDP.  Subsequent to that review, we received written guidance from the FDA indicating that it would potentially consider data from Study 306B as confirmatory evidence of both the safety and efficacy of Northera, to be reviewed by the CRDP in a resubmission to the original New Drug Application, or NDA.

Given this guidance, in July 2013 we resubmitted our Northera NDA to the FDA with data from Study 306B and other studies as a complete response to the CRL, seeking approval to market Northera in the U.S.  However, on July 25, 2013, the FDA notified us that they noted deficiencies in the NDA that related primarily to the formatting of certain submitted electronic datasets and statistical programs describing the methods used to generate tables and listings.  The deficiencies were unrelated to study conduct, interpretability of study results, or validity of study conclusions.  On August 14, 2013, we submitted the Northera NDA, revised to include the necessary responses addressing those deficiencies. On September 4, 2013, we announced that the FDA had acknowledged receipt of the Northera NDA resubmission, deemed the resubmission a complete response to its March 28, 2012 CRL and assigned a new PDUFA goal date of February 14, 2014.  In addition, on October 9, 2013, we announced that we had been notified by the FDA that the Northera NDA will be reviewed by the Cardiovascular and Renal Drug Advisory Committee, or CRDAC. The meeting is tentatively scheduled for January 14, 2014.  The FDA is not required to follow any recommendation that may be provided by an advisory committee.

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

While guidance from the FDA, including an indication that it would potentially consider data from Study 306B, is encouraging, the FDA was clear that Study 306B data remains subject to a thorough review, including review of clinical datasets and sensitivity analyses.  In this regard, the FDA has indicated that it might conduct audits of clinical sites, and audits of the contract research organization, or CRO, involved in the study and the sponsor to validate the integrity of data included in the resubmission.  The FDA further indicated that approval using data from Study 306B in support of efficacy claims for Northera would only be possible should such data provide substantial evidence of efficacy, thereby establishing, in a second, strongly-positive, confirmatory trial, that Northera is safe and effective for the treatment of Neurogenic OH.  As such, the FDA is under no obligation to approve Northera if they are not adequately satisfied with the conclusions drawn from the data presented or other analyses conducted.  We cannot provide any assurance that the FDA will approve Northera.  The FDA might find the Northera NDA, despite the additional data from Study 306B and other studies, insufficient to allow a marketing approval for Northera and require additional clinical evidence from additional randomized controlled trials.  Alternatively, the FDA might choose to approve Northera with a requirement for a post-approval efficacy study.  Accordingly, we have initiated an additional clinical study of Northera in Neurogenic OH, currently designated as Study 401, and we anticipate that patient enrollment will begin in the fourth quarter of 2013.  This study has been designed to provide flexibility depending on the requirements of the FDA, whether conducted as a post-approval efficacy study or as an additional clinical trial needed for an approval.  If the FDA does not approve Northera and requires additional clinical data, Study 401 would be conducted as an additional Phase III clinical trial and we would not expect data from the study to be available until, at the earliest, the third quarter of 2015.

Further, in addressing the possibility of accelerated approval based on trials to date, which have provided favorable data for the acute use only for Northera, the FDA reemphasized that another clinical study to demonstrate durability of effect would be required under such a scenario. As discussed above, the Company has worked and will continue to work with the FDA on Study 401 to be able to meet that requirement if needed. The FDA also indicated that they required new bioequivalence data for a 300mg formulation of Northera that we had developed for commercialization and had not been used in any clinical trials.  Accordingly, in June 2013 we completed such a 300mg bioequivalence study and included data from that study in the revised Northera NDA to support a request for approval of commercial distribution of a 300mg formulation.

The receipt of the CRL in March 2012 followed a September 2011 submission and a November 2011 acceptance of our initial Northera NDA. In February 2012, a meeting of the CRDAC was held, at the request of the FDA, to review and discuss the Northera NDA. The CRDAC recommended, in a 7 to 4 vote (with one abstaining and one non-vote), that the FDA approve our NDA to market Northera for the treatment of Neurogenic OH in the United States.  Notwithstanding that recommendation, on March 28, 2012, the FDA issued a CRL regarding our Northera NDA.  The CRL included a request by the FDA that we submit data from an additional positive study to support efficacy and, at that time, the FDA recommendations suggested that such a study be designed to demonstrate durability of effect over a 2- to 3-month period.  Subsequent discussions with the CRDP and the Office of Drug Evaluation I in 2012 suggested that Study 306B might not be acceptable based on the theoretical potential for un-blinding.  While the FDA subsequently investigated this further and provided guidance that we could potentially utilize data from Study 306B to seek marketing approval, the data remains subject to a full review.  The FDA noted that data strongly demonstrating a short-term clinical benefit (e.g., improvement in symptoms or ability to function) of droxidopa in patients with Neurogenic OH might be adequate for approval, with a possible requirement to verify durable clinical benefit post-approval.

Given the concerns raised by the FDA at the EOR, held in May 2012, regarding results from the highest enrolling site in Study 301, we submitted all information pertaining to two independent site visits, neither of which revealed any significant errors or other significant findings that would suggest concerns about data integrity in the conduct of the trial.  The findings from our independent site visits were consistent with the similar findings from the FDA pre-approval inspection conducted during the review of the Northera NDA.  Further, we have submitted all source documentation from all patients at the site to the FDA for their review and engaged independent, third-party quality experts for an additional site audit to confirm the validity and integrity of data from the site.  Notwithstanding this information, the FDA has maintained, and continues to maintain, that the concentration and pattern of positive results at this site preclude the results from Study 301 meeting the criteria required for approval using a single study, the premise upon which our initial NDA had been prepared.

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

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies, raising capital and undertaking preclinical trials and clinical trials of our product candidates. In addition, during late 2011 and early 2012, prior to the date we received the CRL, we had initiated activities to support the planned commercialization of Northera.  We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the FDA or equivalent foreign regulatory bodies to begin selling Northera or any of our other pharmaceutical candidates although we could potentially generate revenue prior to any marketing approval by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates.  Developing pharmaceutical products is a lengthy and expensive process.  Currently, development and commercialization expenses are being funded with proceeds from equity financings completed in December 2004, February 2006, March 2007, November 2007, July 2009, March 2010, October 2010, February 2011 and January 2012 and, to a lesser extent, proceeds from sales under an at-the-market equity sales program and the exercise of warrants and options.  Given our intent to initiate an additional clinical trial and continue our efforts to secure marketing approval for Northera, along with the uncertainty regarding the approval of Northera and potential product revenue should approval be obtained, our need to finance operating costs might continue. Such funding might be provided by securing a partnering arrangement for one or more of our product candidates that would also provide access to additional expertise in conducting these activities.  Our Board of Directors continues to evaluate all available strategic alternatives, with the goal of maximizing shareholder value.  Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance their development and potential commercialization or to enter into an advantageous partnering, merger, acquisition or other strategic agreement (see “Liquidity and Capital Resources”).

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

These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.  Estimating the costs of pass-through expenses for a contracted research and development program can be difficult and complex.  Judgments used in the development of these estimates include the costs of our previous clinical trials, estimates of patient recruitment rates, estimates of drop-out rates and estimates of site identification and activation rates.  Estimates of investigator payments, lab costs, database development and management and adverse event reporting are based on parameters such as number of office visits, laboratory requirements, screening failure rates, location of the investigator site and the patient related factors discussed above.  Historically, we have experienced fluctuations in the estimates of these costs and have implemented rigorous review processes to ensure reliability of our estimates.  Fluctuations that have occurred previously have been in the range of +/- 5% of total program costs and we would anticipate that similar fluctuations could occur in the future.  Depending on the size of the trial, the estimated costs to complete and the volume of overall research and development activities during any given period, such fluctuations could be material to our results of operations and financial position.

We had contracted with a third-party to manufacture commercial quantities of Northera prior to the date we anticipated that Northera would receive final regulatory marketing approval in 2012 and might perform similar activities with other product candidates in the future.  The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever.  As such, until final approval to market any of our product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three	For the three
	months ended	months ended	$
	September 30,	September 30,	Increase/	%
	2013	2012	(Decrease)	Change
Research and development expense	$2,559	$2,479	$80	3%
Sales and marketing expense	239	221	18	8%
General and administrative expense	1,048	1,169	(121)	-10%
Restructuring	-	2,218	(2,218)	-100%
Interest income	3	12	(9)	-75%

Research and development expenses.  During the third quarter of 2013, we recorded the initial costs related to the start-up of Study 401.  Specifically, direct clinical expenses for the third quarter of 2013 included approximately $1.1 million of initial costs for Study 401 and $0.4 million related to Northera NDA and CRDAC meeting preparation activities. We also incurred costs in the third quarter of 2013 related to ongoing public affairs activities, including support of patient advocacy groups that continue to advocate the approval of additional therapies for the treatment of Neurogenic OH.  During the third quarter of 2012, we incurred significant direct costs associated with our Phase III Neurogenic OH studies and Neurogenic OH extension studies of approximately $1.2 million.  Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 67% for 2013 and 64% for 2012, excluding restructuring costs.

From inception through September 30, 2013, cumulative research and development expenses related to our major research and development projects were approximately $168.9 million and are detailed as follows:

					Inception
(in thousands)	For the quarter ended		For the nine months ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Antifolates	$-	$50	$-	$4,500	$43,000
Droxidopa	2,600	2,450	6,400	11,400	123,400
I-3D	-	-	-	-	2,500
	$2,600	$2,500	$6,400	$15,900	$168,900

Droxidopa.  From inception through September 30, 2013, we had spent approximately $123.4 million in research and development expenses on droxidopa.  For 2013, research and development costs for the Northera Neurogenic OH core program include the initial costs of Study 401; our Phase III trial, Study 306B; our access and safety program, Study 304; our 300mg bioequivalence study; regulatory activity to support our resubmission of the Northera NDA; and costs related to drug supply, manufacture and distribution.  Additional droxidopa-related research and development costs during the remainder of 2013 are estimated at approximately $4.2 million and include additional estimated costs for Study 401, costs to prepare for the January 2014 meeting of the CRDAC and operating costs for research and development activities including compensation and related costs.

Antifolates. From inception through September 30, 2013, we had spent approximately $43.0 million in research and development expenses on our portfolio of antifolates. In May 2012, we announced that results of our completed Phase II trial of CH-4051 in patients with rheumatoid arthritis showed that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated.  While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the completion of our Northera development program in Neurogenic OH.  Although we continue to evaluate potential out-licensing or other partnering opportunities for these compounds, we currently have no immediate spending plans related to the continued development of CH-4051.

I-3D Portfolio. From inception through September 30, 2013, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Sales and marketing expenses remained flat when comparing the third quarter of 2013 to the same period of 2012.  Costs incurred in 2013 included compensation and related expenses for our continuing business development efforts and legal fees related to our intellectual property activities.  As a component of the reduction in force announced in July 2012, all the positions of the sales and marketing commercial team were eliminated in early July 2012.

General and administrative expenses. During the third quarter of 2013, general and administrative expenses decreased by approximately $0.1 million when compared to the same period of 2012.  Contributing to this were decreases in compensation and related costs related to the reduction in force that occurred in our July 2012 restructuring.   In addition, travel expenses, recruiting costs, consulting fees, and legal fees decreased in 2013 when compared to 2012.  Offsetting these decreases were increases in audit and accounting service fees, insurance expense and investor relations consulting fees.

Interest income and interest expense. At September 30, 2013, we had cash and cash equivalents of $20.9 million. The decrease in interest income is primarily related to the lower amount of investable funds on hand during the three months ended September 30, 2013 when compared to the same period of 2012.  Interest rates also remain low in 2013 as there continues to be softness in the interest rate market for cash deposits in the United States.

Nine Months Ended September 30, 2013 and 2012

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data. [TEST]

(in thousands, except percentages)

	For the nine	For the nine
	months ended	months ended	$
	September 30,	September 30,	Increase/	%
	2013	2012	(Decrease)	Change
Research and development expense	$6,421	$15,874	$(9,453)	-60%
Sales and marketing expense	840	6,943	(6,103)	-88%
General and administrative expense	3,849	4,530	(681)	-15%
Restructuring	-	2,218	(2,218)	-100%
Interest income	14	58	(44)	-76%

Research and development expenses.  During the nine months ended September 30, 2013, we recorded the initial costs related to the initiation of our upcoming clinical trial and reconciled and recorded final costs associated with Study 306B and our open-label extension study, Study 304 for Northera.  We also had expenses related to our 300mg bioequivalence study, the preparation and resubmission of our Northera NDA and the costs to begin preparing for the January 2014 meeting of the CRDAC.  Specifically, expenses for the first nine months of 2013 included approximately $1.1 million of initial costs for our upcoming clinical trial of Northera, $1.0 million related to preparation of our Northera NDA for resubmission and preparation for the 2014 meeting of CRDAC, $0.4 million for our 300mg bioequivalence study, $0.2 million for Study 306B and $0.5 million for Study 304 for Northera. We also have incurred costs in 2013 related to ongoing public affairs activities, including support of patient advocacy groups that continue to advocate the approval of additional therapies for the treatment of Neurogenic OH.  During the first nine months of 2012, we incurred costs for Study 306B and our open-label extension study, Study 304 and had continuing expenses for our now completed Phase II trial of CH-4051 in rheumatoid arthritis.  We also incurred costs of approximately $0.2 million to support the preparation for the FDA-requested meeting of the CRDAC held in February 2012 and our EOR with the FDA, held in May 2012.  Specifically, expenses for the first nine months of 2012 included approximately $2.8 million of direct study costs related to our completed Phase II trial of CH-4051 and $3.5 million for Study 306B and our extension studies for Northera. Additionally, we incurred costs during the period related to medical affairs activities, including a team of medical science liaison professionals, hired on a contract basis, generating period costs of $0.8 million.  We also incurred expenses for the purchase of active pharmaceutical ingredient in January 2012 to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material of approximately $1.8 million. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 58% for 2013 and 58% for 2012, excluding restructuring costs.

Sales and marketing expenses. With no formalized selling activities and given the elimination of the 2012 pre-commercialization activities for Northera, sales and marketing expenses decreased significantly for the nine months ended September 30, 2013 when compared to the same period of 2012.  Costs incurred in 2013 included compensation and related expenses for our continuing business development efforts and legal fees related to our intellectual property activities.  We had decreases in compensation and related expenses, recruiting costs, travel costs and legal expenses related to our intellectual property when comparing the nine months ended September 30, 2013 with the same period of 2012.  During the first quarter of 2012, we had spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a 2012 commercial launch.  During the second quarter of 2012, the majority of costs were related to bringing such activities to a close, cancelling related vendor contracts and finalizing projects that were in progress upon receipt of the CRL in March 2012.  We incurred costs of approximately $3.7 million for such activities that included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations.  In 2012, we also incurred compensation expenses related to personnel added in early 2012 to support our planned commercialization of Northera.  As a component of the reduction in force announced in July 2012, all the positions of the sales and marketing commercial team were eliminated.

General and administrative expenses. During the nine months ended September 30, 2013, general and administrative expenses decreased by approximately $0.7 million when compared to the same period of 2012.  Contributing to this were decreases in compensation and related expenses, recruiting and relocation expenses, office expenses, franchise taxes, bank fees and financial printing.   Offsetting these were increases in professional fees, including legal and audit fees, insurance expense and investor relations consulting fees.

Interest income and interest expense. At September 30, 2013, we had cash and cash equivalents of $20.9 million. The decrease in interest income is primarily related to the lower amount of investable funds during the nine months ended September 30, 2013 when compared to the same period of 2012.  Interest rates also remain low in 2013 as there continues to be softness in the interest rate market for cash deposits in the United States.

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of approximately $19.1 million including cash, cash equivalents and other current assets of approximately $22.1 million and current liabilities of approximately $3.0 million.  We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises.  Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

In November 2012, we filed the required documents and became eligible to use an at-the-market common equity sales program, or ATM, for the sale of shares of our common stock up to a value of $20,000,000.  These shares may be offered, from time to time and at market prices, under our 2012 shelf registration statement. As of September 30, 2013, we had sold 952,306 shares under the ATM at an average sales price of approximately $3.07 per share resulting in net proceeds, after expenses, of approximately $2.8 million.  Subsequent to September 30, 2013, we sold 2,657,289 additional shares of common stock under the ATM at an average sales price of approximately $3.00 per share resulting in net proceeds, after expenses, of $7.6 million.  Cumulatively during 2013, we sold 3,609,595 shares under the program resulting in net proceeds, after expenses, of approximately $10.4 million. On November 1, 2013, we provided notice to the bank of our intent to terminate the sales agreement related to the ATM, effective November 11, 2013 and there will be no further sales under the ATM.

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

We believe that capital resources available at November 5, 2013 will be sufficient to meet our operating needs into the first quarter of 2015.  This estimate includes the planned costs to complete currently ongoing clinical activity and the anticipated costs that will be incurred into the first quarter of 2015 related to Study 401.  In addition to the costs of our new clinical trial, this estimate also assumes various costs related to planning and preparation for the January 2014 meeting of the CRDAC.  Other than minimal spending for consulting services to assist in the commercialization planning process, the costs of additional activities related to, or subsequent to, a possible approval of Northera, or the commercialization of Northera should it be approved, have not been included in this guidance.

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

From inception through September 30, 2013 we had losses of $226.2 million.  We had net losses of $11.1 million and $29.5 million for the nine months ended September 30, 2013 and 2012, respectively, and we anticipate losses at least through 2013 and into 2015 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates.  Actual losses will depend on a number of considerations including:

•	continuing discussions with regulatory agencies concerning the requirement for, the design of and the timing of new clinical trials and safety monitoring programs;
•	commercialization efforts should Northera receive marketing approval from the FDA;
•	possible out-licensing or strategic partnering of our product candidates;
•	the pace and success of development activities, particularly programs for droxidopa;
•	our ability to identify and recruit patients into our clinical trials at costs consistent with our current estimates;
•	seeking regulatory approval for our various product candidates, particularly our NDA for Northera;
•	the pace of development of new intellectual property for our existing product candidates;
•	in-licensing and development of additional product candidates; and
•	changes to staffing levels.

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

Contractual Obligations and Commitments

As of September 30, 2013, we have known contractual obligations and commitments of approximately $5.1 million, primarily related to contracted research and development related to the initial costs for our planned clinical trial of Northera that is anticipated to begin patient enrollment in the fourth quarter of 2013. We continue to negotiate the final statement of work for the performance of this trial with the CRO.  As is typical in such contracts, these costs are dependent upon a number of factors including, but not limited to, the estimated length of the trial, the number of patients anticipated to enroll, the estimated drop out and screen failure rates, the number and timing of sites activated and the location of those sites. All contracts entered into to support this upcoming trial are fully cancellable and, if cancelled, no cancellation penalties would be incurred and payment would only be due for work performed through the date of cancellation.

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2013:

	Payments due by period
					More than
Category	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,175,582	$292,743	$801,105	$81,734	$-
Purchase obligations	3,913,683	1,687,398	2,226,285	-	-

Total	$5,089,265	$1,980,141	$3,027,389	$81,734	$-

We have also entered into certain other agreements that, based on our future development and commercialization plans for all of our drug candidates as of September 30, 2013, might require us to make contingent milestone payments of up to approximately $4.2 million over the life of the agreements upon the achievement of certain clinical or commercial milestones.  Such future payments are subject to our right to terminate the agreements. In the event that the milestones are not achieved, we elect not to pursue further testing of the drug candidates or we terminate such agreements, we will have no further obligations under the agreements.  The uncertainty relating to the timing and occurrence of the commitments described precludes us from including them in the table above.

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

Item 4.     Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of September 30, 2013, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to our development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.  Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of our common stock from November 3, 2008 through March 28, 2012.  On November 16, 2012, the Company and the other defendants moved to dismiss the complaint.  On October 10, 2013, the court granted the motion to dismiss with prejudice and entered judgment in favor of the defendants.  The plaintiffs have 30 days to file a notice of appeal.  We and our officers intend to vigorously defend against any appeal but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit. The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to our development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval. The complaint seeks unspecified damages, attorneys’ fees and other costs. On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina ruled upon the motion to dismiss that we and our officers filed in November 2012 in response to the consolidated complaint in the class action. Although the U.S. District Court for the Western District of North Carolina granted the motion to dismiss as discussed above, the plaintiffs have 30 days to file a notice of appeal.

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

Chelsea Therapeutics International, Ltd.

Date: November 5, 2013	By:	/s/ J. Nick Riehle

J. Nick Riehle
Vice President, Administration and
Chief Financial Officer

