Form 10-K
period 2013-12-31
Chelsea Therapeutics International, Ltd.
filed 2014-03-11
CIK 1333763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013, OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 28, 2013 ($2.30 per share) was approximately $142,400,000.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 10, 2014, 78,433,916 shares of the Registrant's common stock, $.0001 par value per share, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

ITEM 1.          BUSINESS.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop pharmaceutical products that address important unmet medical needs or offer improved alternatives to current methods of treatment. We are focused on evaluating strategic opportunities while also planning for the commercialization of Northera™ (droxidopa), a novel therapeutic agent, for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. Northera was granted accelerated approval for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in February 2014, with a commitment for an additional confirmatory study.

In addition, we have interest in evaluating droxidopa in other conditions and diseases in which we hypothesize norepinephrine may play a role, including intradialytic hypotension, or IDH, fibromyalgia, freezing of gait and adult attention deficit hyperactivity disorder. We also have a portfolio of metabolically inert antifolates that we have studied as a potential treatment of rheumatoid arthritis and that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

Our Strategy

Our mission is to create long-term stockholder value by acquiring, developing and commercializing innovative products for the treatment of a variety of human diseases that address important unmet medical needs or offer improved, cost-effective alternatives to current methods of treatment. Since inception in 2002, we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, raising capital, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the European Medicines Agency, or EMA, and other regulatory agencies and undertaking preclinical and clinical trials of our product candidates. We are a development stage company and have generated no revenues since inception. We do not anticipate generating any product revenue until and unless we successfully begin selling Northera, which was approved by the FDA in February 2014. None of our other pharmaceutical candidates have received approval from the FDA or equivalent foreign regulatory bodies. We could potentially generate revenue prior to market launch of Northera by entering into strategic agreements including out-licensing, co-development or co-promotion of Northera or any of our other drug candidates. Currently, operating expenses are being funded with proceeds from equity financings and, to a much lesser extent, through the issuance of our common stock pursuant to option or warrant exercises.

NORTHERA™ (droxidopa)
U.S. Approval

NortheraTM (droxidopa), our most advanced product candidate, is an orally active synthetic precursor of norepinephrine. Northera was approved by the FDA in February 2014 for marketing in the United States for the treatment of orthostatic dizziness, lightheadedness, or the “feeling that you are about to black out” in adult patients with symptomatic neurogenic orthostatic hypotension caused by primary autonomic failure (PD, MSA and PAF), DBH deficiency, and non-diabetic autonomic neuropathy. Orthostatic hypotension is a sustained decrease in blood pressure when a person assumes a standing position and is characterized by lightheadedness, dizziness, blurred vision and syncope. There are multiple known causes for orthostatic hypotension including those that are considered cardiovascular, endocrine and neurological (or neurogenic) in nature. Orthostatic hypotension that is neurogenic in nature is believed to result from a deficient release and/or synthesis of norepinephrine, a neurotransmitter used by autonomic nerves to send signals to the blood vessels and the heart. This condition is most commonly associated with PD, PAF and MSA, and may have significant impact on sufferers’ quality of life, with some patients unable to stand unaided for more than a few minutes a day.

Northera is the first and only therapy approved by the FDA which demonstrates symptomatic benefit in patients with Neurogenic OH. We anticipate that Northera sales will begin in the second half of 2014, at the earliest, and anticipate that it will be made available in 100 mg, 200 mg and 300 mg doses. The Northera approval was granted under the FDA’s accelerated approval program, which allows for conditional approval of a medicine that fills a serious unmet medical need, provided additional confirmatory studies are conducted. To this end, a large, multi-center, placebo-controlled, randomized withdrawal study, which includes a 4-week randomized withdrawal phase preceded by a three month open label run-in phase, designed with the goal of definitively establishing the durability of the clinical benefits of Northera, has been preliminarily agreed to with the FDA. The FDA has also agreed that a period of seven years to complete the study, given the size of the study and orphan treatment population. We had initiated a new clinical study of Northera in Neurogenic OH, currently designated as Study 401, in which patient enrollment began in the fourth quarter of 2013. Study 401 was initially designed to provide flexibility depending on the requirements of the FDA as to a post-approval efficacy study. The study is a multi-center, placebo-controlled, randomized double-blind induction study. Given the updated guidance from the FDA for a withdrawal-designed post-approval confirmatory efficacy study, the design of Study 401, as an induction study, does not meet the requirements of the FDA and, as such, management will work with the FDA to evaluate each of the components of our clinical program for Northera.

We resubmitted our Northera NDA to the FDA in July 2013 with data from Study 306B and other studies as a complete response to the March 2012 Complete Response Letter, or CRL. On September 4, 2013, we announced that the FDA had acknowledged receipt of the Northera NDA resubmission, deemed the resubmission a complete response to its March 2012 CRL and assigned a new PDUFA goal date of February 14, 2014, although that date was later extended to February 18, 2014 based on a weather-related closure of the FDA offices. Further, on January 14, 2014, our Northera NDA was reviewed by the Cardiovascular and Renal Drug Advisory Committee, or CRDAC. The CRDAC recommended, in a 16 to 1 vote, approval of Northera for the treatment of Neurogenic OH.

In 2007, the FDA granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH, providing for seven years of marketing exclusivity from the date of NDA approval, and the EMA granted orphan medicinal product designation for the treatment of orthostatic hypotension in patients with PAF and MSA, providing for ten years of marketing exclusivity from the date it might be approved. Although we can expect 10 years of data exclusivity for Northera upon approval in Europe as a new chemical entity, orphan medicinal product status could impact regulatory approval requirements in Europe, potentially impacting the time and costs associated with our development of Northera for this market. Following an initial discussion in 2006, we have conducted only limited discussions of the specifics of our clinical program for Northera with the EMA and the regulatory agencies of several European Union member countries and it is unclear if our current program will be acceptable for marketing approval in the European Union or if we may be required to conduct additional clinical trials.

In Japan, droxidopa has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in MSA (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. In May 2006, we entered into an agreement with DSP for an exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to droxidopa including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. Pursuant to the DSP Agreement, DSP reserved rights to market droxidopa in Japan, Korea, China and Taiwan, precluding our commercialization of droxidopa in those markets. We agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement.

Northera Clinical Trial Program

The FDA approval of Northera is based on clinical studies which examined the efficacy of Northera both in the short-term (1 to 2 weeks) and over longer-term periods (8 weeks; 3 months). Studies 301 and 306B showed a treatment effect of Northera at one week of treatment, but none of the studies demonstrated continued, statistically significant efficacy beyond 2 weeks of treatment.

Conducted in the United States, Study 306B was a multi-center, double-blind, randomized, placebo-controlled, parallel-group study in patients with symptomatic Neurogenic OH from PD. Efficacy was measured using the OHSA Item #1 score, “dizziness, lightheadedness, feeling faint, and feeling like you might black out,” in patients who had completed titration and 1 week of maintenance therapy. After this treatment period, patients treated with Northera showed a statistically significant decrease in their dizziness scores compared to placebo (p = 0.028).

Study 301 was a multicenter, multinational, double-blind, randomized, placebo-controlled, parallel-group study in patients with symptomatic Neurogenic OH caused by PD, PAF, or MSA. Efficacy was measured using the Orthostatic Hypotension Questionnaire, or OHQ, a patient reported outcome that measures symptoms of Neurogenic OH and their impact on the patient’s ability to perform daily activities that require standing and walking. A statistically significant treatment effect was not demonstrated on OHQ (treatment effect of 0.4 unit, p-value=0.19). After 1 week of treatment, patients treated with Northera showed a mean 0.7 unit decrease in their dizziness scores compared to placebo (p=0.06). These data exclude the results of two investigative sites located in Ukraine as the FDA has expressed significant concerns regarding the disproportionate results of these two sites.

Study 302 was a placebo-controlled 2-week randomized withdrawal study of Northera in patients with symptomatic Neurogenic OH. Study 303 was an extension of studies 301 and 302, where patients received their titrated dose of Northera for 3 months and then entered a 2-week randomized withdrawal phase. Neither study showed statistically significant differences between treatment arms on their primary endpoints.

Product Pipeline

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

While management believes that further studies might provide evidence of enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the planned completion of the Northera development and commercialization program in Neurogenic OH. As such, there are no immediate activities planned for the further development of CH-4051 although we do continue to pursue potential out-licensing opportunities for this portfolio of molecules.

Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio. We currently have no work underway related to this portfolio.

To date, we have not generated any revenues from our drug candidates.

Partnering or Other Strategic Opportunities

We continue to pursue out-licensing opportunities for our antifolate program with potential partners to gauge their interest in licensing this portfolio of compounds. We believe a partner, with access to more significant resources, may be able to manage the necessary additional trials and potential global commercialization efforts more effectively and with less risk than we could and, accordingly, our current strategy is to pursue such a partnership.

Similarly, we continue to evaluate all available strategic options, with the goal of maximizing shareholder value, including, but not limited to, the potential sale of the Company or potential licensing and/or partnering arrangements for Northera in North America, Europe and other markets. Any such partnership would aim to provide significant value to us and our stockholders, while maximizing the opportunities for Northera in global markets.

Plan of Operation

Our plan of operation is to continue implementing our business strategy, with specific focus on evaluating strategic opportunities while also planning for the commercialization and launch of Northera in the United States. As we have in the past, we plan to continue exploring the feasibility of other licensed or newly developed compounds and to expand our drug candidate portfolio by acquiring additional drug technologies for development as our resources permit. We expect our principal expenditures during 2014 to include:

⋅        operating expenses, including general and administrative and business development expenses;
⋅        marketing, sales, distribution, manufacturing, medical science and other pre-launch and post-launch commercialization expenses for Northera;
⋅        costs for the purchase of inventory for commercial resale; and
⋅        product development expenses, including the costs incurred with respect to our clinical trials for Northera.

As part of meeting our commercialization needs, we plan to contract with a contract sales organization, or CSO, to provide sales representatives, sales managers, sales operations and back office services. In addition, we plan to hire or enter into contracts for additional manufacturing, scientific, regulatory, sales, marketing, finance, administration and operations staff. We also intend to continue using clinical research organizations and third parties to perform much of our clinical studies and manufacturing.

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

Products Under Development

DROXIDOPA

Product Overview

Droxidopa, a synthetic amino acid, is converted by the body into norepinephrine and, as a prodrug of norepinephrine, provides replacement therapy for norepinephrine deficiency. Droxidopa was approved for marketing in the United States by the FDA in February 2014, under the brand name Northera, for the treatment of orthostatic dizziness, lightheadedness, or the “feeling that you are about to black out” in adult patients with symptomatic neurogenic orthostatic hypotension caused by primary autonomic failure (PD, MSA and PAF), DBH deficiency, and non-diabetic autonomic neuropathy.

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

Droxidopa is currently approved and marketed by DSP in Japan for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in MSA (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. Receiving initial Japanese marketing approval in 1989, droxidopa has historically generated annual revenues of up to approximately $50 million in Japan. In addition to the indications studied by DSP and subsequently approved in Japan and the United States, other conditions that may potentially be treated with droxidopa include fibromyalgia, attention deficit hyperactivity disorder, or ADHD and other indications in which norepinephrine deficiencies are believed to play a role. However, safety and efficacy in such additional indications has not been proven and we are not authorized to market or promote the use of Northera for such indications in the United States or elsewhere.

Post Approval Studies

As part of the accelerated approval granted by the FDA under 21 CFR 314.510, we are required to conduct an additional clinical study to verify and describe the long term clinical benefit of Northera. While final design and procedural aspects of this study are still under discussion with the FDA, we anticipate the trial will be a 4-week, double-blind, randomized, withdrawal study, after 3 months of open label treatment. The primary endpoint will be the mean change in Orthostatic Hypotension Symptom Assessment (OHSA) Item 1, “dizziness, lightheadedness, feeling faint, and feeling like you might black out,” from randomization to the end of the 4 week randomized withdrawal period. This study is expected to enroll up to 1,400 patients over seven years.

Additional Potential Indications for Droxidopa

While we currently have no firm plans to seek approval for droxidopa in additional indications, we have completed some clinical work in other potential indications and have established an extra-mural development program. Our extra-mural development program enables independent investigators to conduct clinical trials in their respective fields of expertise to maximize the study of additional therapeutic applications of droxidopa while conserving capital. We plan to continue exploring opportunities to support additional, investigator-led studies of droxidopa in indications for which we believe a strong clinical rationale exists.

Intradialytic Hypotension (IDH)

IDH is another indication for which DSP conducted extensive clinical evaluation. Pivotal clinical studies conducted by DSP have demonstrated the efficacy of droxidopa in the prevention of vertigo, dizziness and weakness associated with hypotension in hemodialysis patients. After showing benefit in clinical trials, DSP received expanded marketing approval in Japan for this indication in 2000.

IDH is the most common adverse event during routine hemodialysis. IDH is often defined as a decrease in systolic blood pressure by ≥ 20 mm Hg or a decrease in mean arterial pressure by 10 mm Hg. IDH has been reported in 15-25% of all hemodialysis patients, with elderly patients reporting an even higher incidence. Many adverse hemodialysis events, including headaches, lightheadedness, nausea, cramps, and seizures, are associated with IDH. These complications can routinely interrupt dialysis sessions, resulting in insufficient uremia toxin removal and necessitating repetition of the procedure. Interruptions due to IDH increase the costs of both the dialysis treatment sessions and the long-term care of less healthy hemodialysis patients.

In 2009, we reported results from a double-blind, placebo controlled Phase II trial comparing 400mg and 600mg of droxidopa to placebo. The study recruited 85 patients at 15 sites in the United States. Droxidopa demonstrated a dose dependent benefit across multiple, clinically relevant assessment criteria for IDH. While the study did not achieve a statistically significant improvement in mean arterial blood pressure during dialysis, the prospective primary endpoint for the study, droxidopa demonstrated a significant benefit in limiting the severity of the drop (nadir) in blood pressure during treatment.

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

In 2011, we reported results of a Phase II dose-finding study designed to evaluate the safety and determine the potential therapeutic dose range of droxidopa, alone or in combination with carbidopa, which might be effective for the treatment of fibromyalgia. Topline results of the study indicated a dose response with the highest dose of droxidopa, 600 mg three times daily, or TID, demonstrating a 6.2-point average improvement from a baseline score of 23.00 on the Short Form McGill Questionnaire (SF-MPQ) at the end of the nine-week treatment period, the study’s primary endpoint. This reflected a 3.2 unit improvement over placebo on the SF-MPQ total pain score. Although the study was not designed to demonstrate statistical significance given the limited number of patients per arm, results of the study show a mean change in pain as measured by the visual analog scale (VAS) of -1.64 for patients treated with droxidopa monotherapy compared to a mean change of -0.90 for placebo. Interestingly, administration of droxidopa as a monotherapy proved more effective than droxidopa/carbidopa combination therapy in this study. The Phase II trial, conducted in the U.K., was a multi-center, randomized, double-blind, placebo-controlled, dose response, factorial parallel group study evaluating 120 patients equally randomized to receive droxidopa monotherapy, carbidopa monotherapy, droxidopa/carbidopa combination therapy or placebo over a 9-week treatment period.

While doctors have used antidepressants and pain drugs for years, in June 2007, the FDA granted its first approval for the treatment of fibromyalgia to Pfizer’s Lyrica®, which was already used to treat epilepsy and neuropathic pain. U.S. sales of Lyrica® in 2013 totaled $2.4 billion. Eli Lilly received approval in 2008 to market Cymbalta®, a selective serotonin and norepinephrine reuptake inhibitor, to treat fibromyalgia and generated sales in all indications of $5.1 billion in 2013. Cypress Biosciences, with their partner Forest Laboratories, received FDA approval in early 2009 for Savella® for the treatment of fibromyalgia. Savella® is a norepinephrine serotonin reuptake inhibitor that increases the level of norepinephrine more than it does serotonin and had U.S. sales of $105 million in fiscal 2013.

Investigator-led Studies

To facilitate research in additional indications and maximize the long-term development potential, we have provided support to several investigator-led studies of droxidopa, including a study completed in September 2012 to measure the blood pressure effect of droxidopa in hypotensive individuals with spinal cord injury, or SCI, and a study completed in 2011 in adult Attention Deficit Hyperactivity Disorder, or ADHD. We are also currently providing drug product to support an investigator-led, single-site study to measure the effect of droxidopa on low and normal supine blood pressure variants of orthostatic intolerance and an investigator-led, single-site study to measure the effect of droxidopa, in combination with pyridostigmine, on orthostatic hypotension. We anticipate that an additional investigator-led, single-site study to investigate the effect of droxidopa on freezing of gait and cognition in patients with PD will begin during 2014. For studies conducted under investigator-sponsored INDs, we have limited control over the timing for initiating or completing these studies and, therefore, cannot predict with any certainty when data from these programs will be available.

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

In September 2012, results from an investigator-led, Phase II study to evaluate droxidopa for the treatment of orthostatic hypotension resulting from SCI suggest that low to moderate doses of droxidopa do not worsen supine increases in blood pressure in persons with SCI.  Although droxidopa increased seated blood pressure in a dose-dependent manner, subjects remained relatively hypotensive.  Additional studies would be necessary to determine the effective dose of droxidopa that normalizes blood pressure in this population.

We plan to continue working with key opinion leaders to identify and evaluate additional potential indications for droxidopa and may provide droxidopa drug product for future studies when deemed appropriate and as funding and availability of drug substance permits.

Northera Competition

Neurogenic Orthostatic Hypotension

Midodrine (ProAmatine®)

Midodrine had been the only FDA-approved therapeutic for the treatment of orthostatic hypotension prior to the approval of Northera. Midodrine’s product label contains a black box warning for the side effect of supine hypertension, along with the statement that midodrine has not shown benefit to patients’ activities of daily living, or symptomatic/functional benefit. In August 2010, the FDA proposed removing midodrine from the market because required post-approval studies to verify the clinical benefit of the drug have not been satisfactorily completed by Shire plc, the holder of the NDA for ProAmatine™ (midodrine HCL). In January 2011, the FDA announced the opening of a public docket (FDA-2010-N-0475) to provide a forum to facilitate communication regarding the conduct of clinical trials needed to support continued marketing authorization for midodrine.

In December 2011, Shire reached an agreement with the FDA and in February 2012, the FDA’s Center for Drug Evaluation, or CDER, also agreed to allow Shire to conduct two additional clinical trials to demonstrate the clinical benefit of ProAmatine by September 2014. While these trials are ongoing, the proposal to withdraw midodrine from the market has been placed on hold. Should the FDA determine that Shire has failed to adhere to the terms or timeframes specified in this agreement, or the agreed upon trials fail to verify clinical benefit, Shire has agreed to have the FDA make decisions on midodrine without a public hearing, including the potential for withdrawing the marketing approval for midodrine.

Given that midodrine had been the only approved compound for orthostatic hypotension in the U.S, its removal might facilitate higher sales and/or more rapid acceptance of Northera in this indication. However, the FDA has never removed a drug under similar circumstances and we can provide no assurance that they will do so in the case of midodrine or that any such removal would have an impact on the sales and acceptance of Northera.

Other than the increase in blood pressure caused by vasoconstriction, additional midodrine side effects include paresthesia (tingling), piloerection (goosebumps), dysuria (painful urination), and pruritus (itching). The most recently available information shows annual sales (branded and generic) in 2013 of approximately $51 million in the United States. In addition to Shire’s ProAmatine brand, Mylan Pharmaceuticals, Impax Laboratories (Global Pharmaceuticals), Sandoz, Apotex and Upsher-Smith are generic manufacturers of the compound.

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

Northera Market

We currently estimate that nearly 300,000 patients suffer from chronic, symptomatic Neurogenic OH in the United States and the European Union combined. This condition is most commonly associated with PD, PAF and MSA, the latter encompassing disorders previously known as striatonigral degeneration, olivoponto-cerebellar atrophy and the Shy-Drager syndrome. In addition to the broader symptoms and impact on activities of daily living, Neurogenic OH significantly increases the risk of falling in patients with PD and is believed to be responsible for significant healthcare costs due to the high incidence of falls-related injuries in this patient population, particularly in elderly patients. According to the Centers for Disease Control and Prevention, the cost of medical care for falls-related injuries was estimated to be approximately $19 billion in 2000 and is estimated to grow to $55 billion by 2020. The National Center for Injury Prevention and Control estimates this cost to be between $82 billion and $240 billion with over 500,000 hospitalizations in 2040. Preliminary data from our studies suggests that the use of Northera by patients with Neurogenic OH associated with PD might result in a reduction in falls in these patients and provides a rationale for continued interest in evaluating the impact of Northera on falls. Reducing serious falls by 30% in this population, by our estimate, could result in a potential annual savings of approximately $5 billion in falls-related costs, including the costs of extended care in skilled nursing facilities. The FDA has not evaluated or approved the use of Northera for the prevention of falls.

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

We believe these unique antifolates might have clinical advantages over MTX as they might have less toxicity and increased tolerability while maintaining equal or potentially greater efficacy. Potential advantages over existing therapies, supported by our preclinical and clinical work to date, include:

⋅        faster onset of action;
⋅        better tolerability; and
⋅        superior toxicity profile.

Diseases that may potentially be treated with metabolically inert antifolates include rheumatoid arthritis, psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

Clinical Development

CH-1504 has completed Phase II trials in rheumatoid arthritis. While we do not intend to conduct additional trials or make further investments in the development of CH-1504, clinical work related to this compound might provide meaningful informative data supporting the development of additional compounds in this portfolio. Based on preclinical and clinical findings, we focused our clinical resources on the development of CH-4051, the second clinical stage compound in this portfolio and the more potent L-isomer of CH-1504. CH-4051 has been studied in rheumatoid arthritis as its lead indication, having completed a Phase I trial in April 2009 and a Phase II trial for the treatment of rheumatoid arthritis in May 2012.

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

CH-4051

In parallel to our clinical development of CH-1504, we continued additional preclinical evaluation, including formulation work on the enantiomers of CH-1504. After conducting studies to determine the relative potency of the L- and D-isomers, we found that the L-isomer, now identified as CH-4051, was the more potent of the two thus prompting additional preclinical, and subsequently, clinical evaluation of CH-4051.

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

While management believes that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the planned completion of the Northera development and commercialization program in Neurogenic OH. As such, there are no immediate activities planned for the further development of CH-4051 although we do continue to discuss potential out-licensing opportunities for this portfolio of molecules.

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

Currently Available DMARDs. MTX, a classical antifolate, was originally used as a chemotherapy drug to treat certain kinds of cancer, but was also found to be beneficial in treating inflammatory arthritis and psoriasis. MTX is generic and marketed in both injectable and oral formulations by multiple companies including Teva, Boehringer Ingelheim Pharma, Mayne Pharma and Mylan Laboratories. Traditional oral DMARDs include MTX, leflunomide, auranofin, sulfaszlazine, cyclosporine, hydroxychloroquine, azathioprine and penicillamine. In November 2012, the FDA approved the newest oral small molecule DMARD, Pfizer’s JAK3 inhibitor (Xeljanz, formerly tofacitinib) for the treatment of rheumatoid arthritis. We believe that with significant ACR scores and good tolerability in addition to the benefit of oral delivery, Xeljanz may be a favorable alternative to the currently approved biological agents.

Currently Available Biologics. Although there have been positive results for biologics, we believe physicians are likely to reserve anti-tumor necrosis factor, or anti-TNF, and other biologic therapies for patients who have failed or had a limited response to initial MTX monotherapy. Despite increased aggressiveness of treating physicians and easier reimbursement, we believe front line use with biologics either in monotherapy or in combination with MTX is unlikely to occur due to their high costs and side effect profile. Humira®, Enbrel® and Remicade® are TNF blockers that have been approved by the FDA and are the top selling biologics for rheumatoid arthritis with 2013 U.S. sales of $5.4 billion, $4.6 billion and $4 billion, respectively. These three TNF blockers are administered to patients by injection and can be used alone or in combination with other DMARDs, such as MTX, or NSAIDs such as aspirin or ibuprofen. Other biologics available for the treatment of rheumatoid arthritis are Simponi®, Rituxan®, Orencia®, Cimzia®, Actemra®, and Kineret®.

DMARDs and Biologics in Development. There are numerous small molecule oral DMARDs and biologics in various stages of clinical development for rheumatoid arthritis. We anticipate that, like most biologics, small molecule oral DMARDs would work best in combination with MTX or similar antifolates and should not significantly impact the opportunity available to our antifolate portfolio.

Antifolate Market

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

I-3D PORTFOLIO

In May 2006, we signed an agreement with Active Biotech AB for the co-development and commercialization of the I-3D portfolio, a group of orally active compounds that inhibit the enzyme dihydroorotate dehydrogenase, or DHODH, for the treatment of autoimmune diseases and transplant rejection. At the time of the agreement, Active Biotech had already isolated more than 15 compounds and conducted extensive preclinical modeling resulting in the identification of two potential lead compounds.

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

In April 2008, following a decision to focus its resources on its immunomodulatory compounds, Active Biotech AB discontinued its participation in the I-3D co-development program and granted us exclusive global rights to the portfolio in exchange for royalties on future sales. As a result of our limited funding and strategic development efforts associated with the development of droxidopa, we currently do not have any active clinical or preclinical programs associated with compounds from this portfolio.

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

Drug Approval Process in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and those regulations are published in the Federal Register. None of our drugs may be marketed in the United States until the drug has received FDA approval. The process required before a drug can be marketed in the United States includes:

•	preclinical laboratory tests, animal pharmacology and toxicology studies, and formulation studies;
•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must be cleared by the FDA before human clinical trials can begin in the United States;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;
•	submission to the FDA of a new drug application, or NDA;
•	satisfactory completion of any FDA inspections of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs;
•	FDA review and approval of the NDA; and
•	the completion of any contingent requirements of the FDA as a condition to maintaining marketing approval should it be granted.

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

The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that might be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. While Northera qualified as Fast Track, we cannot ensure that any of our other drugs will qualify for any of these programs, or, to the extent that a drug does qualify, that the review time will be reduced.

Section 505(b)(2) of the FDCA allows the FDA to approve a follow-on drug on the basis of data in the scientific literature or data used by the FDA in the approval of other drugs. This procedure potentially makes it easier for drug manufacturers to obtain rapid approval of new forms of drugs based on proprietary data of the original drug manufacturer.

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and may not approve the product unless the manufacturing site is good manufacturing practices, or cGMP, compliant. Similarly, the FDA may inspect clinical sites and analytical laboratories to determine compliance with good clinical and laboratory practices.

If the FDA evaluates an NDA, the FDA might issue an approval letter or a complete response letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue a final approval letter. The final approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA might require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or may impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval and may require the submission of a supplemental NDA. Before we could market our product candidates for additional indications, we would have to obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot ensure that additional approvals for new indications, if any, for any product candidate would be approved.

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

Manufacturing

We own no manufacturing facilities, quality control laboratories or warehouses for storage and distribution of our product candidates. We intend to use, or have contracted with, third-party contractors for manufacturing drug substances under development or planned for commercialization. We also use contractors for preformulation, formulation and analytical development as well as manufacturing of drug products used for clinical studies. We plan to use third-party contractors for producing the commercial product and have contracted with manufacturers to do so for Northera. This strategy enables us to direct our financial resources to product development without devoting resources to the time and costs associated with building manufacturing plants and laboratories and we plan on continuing this strategy for the foreseeable future.

We obtain the active pharmaceutical ingredient for droxidopa from DSP pursuant to our exclusive license and supply agreements with DSP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – License Agreement and Development Agreement Obligations” in Part II, Item 7 of this Report for a description of that agreement. We rely on Patheon Inc., with whom we have a manufacturing services agreement, to manufacture and package Northera. Pursuant to the agreement, we have the right to qualify an alternative manufacturer.

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

Our patent estate for droxidopa, which is owned entirely by Chelsea Therapeutics, Inc., includes four issued U.S. patents, several issued foreign patents, several pending U.S. patent applications and related patent applications pending in countries outside the United States, including Europe. The pending applications are directed to pharmaceutical compositions comprising droxidopa and therapeutic methods of treatment using droxidopa.  We plan to continue to strengthen our patent estate on droxidopa by filing and pursuing additional patents.

The issued U.S. patents within the droxidopa patent portfolio are U.S. Patent No. 8,008,285, issued August 30, 2011 and entitled “Droxidopa and Pharmaceutical Compositions Thereof for the Treatment of Fibromyalgia,” (with a nominal expiration date of  February 16, 2029); U.S. Patent No. 8,158,149, issued April 17, 2012 and entitled “Threo-DOPS Controlled Release Formulation” (with a nominal expiration date of April 4, 2028); U.S. Patent No. 8,383,681, issued February 26, 2013 and entitled “Droxidopa and Pharmaceutical Composition Thereof for the Treatment of Mood Disorders, Sleep Disorders, or Attention Deficit Disorders” (with a nominal expiration date of December 7, 2029); and U.S. Patent No. 8,460,705, issued June 11, 2013 and entitled “Threo-DOPS Controlled Release Formulation” (with a nominal expiration date of May 12, 2024).

The issued foreign patents within the droxidopa patent portfolio include: New Zealand Patent No. 581707, granted September 5, 2011 and entitled “Droxidopa and Pharmaceutical Composition Thereof for the Treatment of Mood Disorders, Sleep Disorders, or Attention Deficit Disorders” (with a nominal expiration date of May 7, 2028); European Patent No.1 948 155, granted on March 7, 2012 and entitled “Pharmaceutical Compositions Comprising Droxidopa” (with a nominal expiration date of  June 28, 2027), which is validated in Albania, Austria, Belgium, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxemburg, Former Yugoslav Republic of Macedonia, Malta, Monaco, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey, and United Kingdom; Mexican Patent No. 298529, granted April 24, 2012 and entitled “Droxidopa and Pharmaceutical Compositions Thereof for the Treatment of Fibromyalgia” (with a nominal expiration date of March 7, 2028); New Zealand Patent No. 579368, granted July 9, 2012 and entitled “Droxidopa and Pharmaceutical Compositions Thereof for the Treatment of Fibromyalgia” (with a nominal expiration date of March 7, 2028); European Patent No. 2 142 185, granted August 15, 2012 and entitled “Droxidopa and Pharmaceutical Composition Thereof for the Treatment of Neurally Mediated Hypotension” (with a nominal expiration date of  March 12, 2028), and validated in France, Germany, Italy, Spain, Switzerland, and United Kingdom; European Patent No. 2 167 066, granted June 26, 2013 and entitled “Droxidopa and Pharmaceutical Composition Thereof for the Treatment of Mood Disorders, Sleep Disorders, or Attention Deficit Disorders” (with a nominal expiration date of May 7, 2028), and validated in France, Germany, Italy, Spain, Switzerland, and United Kingdom; Australian Patent No. 2008226541, granted August 22, 2013 and entitled “Droxidopa and Pharmaceutical Compositions Thereof for the Treatment of Fibromyalgia” (with a nominal expiration date of March 7, 2028); and Australian Patent No. 2008248382, granted October 31, 2013 and entitled “Droxidopa and Pharmaceutical Composition Thereof for the Treatment of Mood Disorders, Sleep Disorders, or Attention Deficit Disorders” (with a nominal expiration date of May 7, 2028).  All patent expiration dates noted herein assume payment of required maintenance fees or annuities during the patent term, and such expiration dates are subject to change resulting from patent term extension in various jurisdictions.

Our patent estate for the antifolate portfolio includes four issued U.S. patents, several issued patents outside the United States, two pending U.S. patent applications, and several related patent applications pending in countries outside the United States. The issued U.S. patents are U.S. Patent No. 5,912,251, issued June 15, 1999; U.S. Patent No. 7,829,708, issued November 9, 2010; U.S. Patent No. 7,951,812, issued May 31, 2011; and U.S. Patent No. 8,530,653, issued September 10, 2013. Issued and pending patent applications cover certain antifolate compounds, including claims to these compounds as compositions of matter, in pharmaceutical formulations and for use in treatment of certain diseases.

The patent estate for the I-3D portfolio includes U.S. Patent No. 7,074,831, issued July 11, 2006; U.S. Patent No. 8,263,658, issued September 11, 2012; and U.S. Patent No. 8,461,205, issued June 11, 2013. The portfolio also includes several related issued patents outside the United States and a number of related patent applications pending in countries outside the United States.

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

Employees

We have attracted and retained a management team with core competencies and expertise in numerous fields, including manufacturing, research, clinical, regulatory, administration and business development. Our management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts.

At March 10, 2014, we had a total of 19 full time employees. We believe the relationships with our employees are satisfactory. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel as we prepare for the commercial launch of Northera. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary to support our business.

Where you can find additional information

Our website address is www.chelseatherapeutics.com. We make available, free of charge, through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of March 10, 2014.

Name	Age	Position

Joseph Oliveto	46	President and Chief Executive Officer

J. Nick Riehle	61	Vice President, Administration and Chief Financial Officer

William D. Schwieterman	56	Vice President, Chief Medical Officer

L. Arthur Hewitt	60	Vice President, Chief Scientific Officer

Michael J. Roberts	44	Vice President, Business Development

Keith W. Schmidt	63	Vice President, Chief Commercial Officer

Joseph Oliveto, MBA – President and Chief Executive Officer. Mr. Oliveto was named President and Chief Executive Officer on January 27, 2014. He was appointed as Interim President and Chief Executive Officer in July 2012 in conjunction with the resignation of our former CEO during the restructuring announced at that time. He joined us in June 2008 as Vice President of Operations following a two-year assignment as Executive in Residence at Pappas Ventures, a life sciences venture capital firm. Prior to Pappas Ventures, he served in a number of progressively senior positions at Hoffmann-La Roche, most recently as the Global Alliance Director for Roche's licensing organization. Previous experience at Roche includes clinical development, project management, manufacturing process improvement and global business. During his tenure, he played an integral part in the success of multiple NDA filings, developed comprehensive launch programs, including those for both Pegasys and Copegus, and closed multiple licensing deals. Mr. Oliveto obtained a BA in Chemistry and an MBA from Rutgers University.

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

William D. Schwieterman, M.D. – Vice President, Chief Medical Officer. Dr. Schwieterman joined the company as an employee and officer in October 2009 after serving for more than a year on our Board of Directors and several years as a consultant and member of our Scientific Advisory Board for rheumatology.  He is a rheumatologist and board-certified internist who was formerly Chief of the Medicine Branch and Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials at the FDA. In these capacities and others, Dr. Schwieterman spent 10 years at the FDA in the Center for Biologics overseeing a wide range of clinical development plans for a large number of different types of molecules. Dr. Schwieterman helped author the FDA's "Good Review Practices" for investigational products, and was instrumental in developing several guidance documents for the industry. After leaving the FDA, he acted as an independent consultant to biotechnology and pharmaceutical companies, focusing on clinical drug development and regulatory matters. He currently serves on the board of directors of OXiGENE, Inc., a publicly traded company, and is a co-founder of Neumedics, Inc., an early stage, privately held, drug development company. Dr. Schwieterman holds a B.S. and M.D. from the University of Cincinnati.

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

Keith Schmidt, MBA – Vice President, Chief Commercial Officer. Mr. Schmidt was appointed as our Chief Commercial Officer on January 30, 2014. Prior to that he served as our Vice President, Marketing and Sales from July 2006 until July 2012. Prior to that he was President of his biotech consulting company, Tellico Pharma LLC from June 2005 and served as Vice President of Thomson Healthcare Advanced Therapeutics Communications, a medical education company, from February 2002 until May 2005. From 1996 until January 2002, Mr. Schmidt served as an International Business Leader for Hoffmann-La Roche where he developed and led the global sales and marketing launch efforts for Pegasys and Copegus. Mr. Schmidt earned a Bachelor of Science from South Dakota State University and an MBA from the University of San Francisco.

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

Risks Related to Our Business

We currently have no product revenue and may not be able to obtain sufficient funding to successfully commercialize Northera, our lead product candidate.

To date, we have generated no product revenue. Until, and unless, approval is received from the FDA or other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenue.  Northera™ (droxidopa) is our only drug product candidate that has been approved by the FDA.  Although Northera was approved for sale in the United States by the FDA in February 2014, it is currently not available for sale and is not anticipated to be available for sale until, at the earliest, the second half of 2014.  In order to commercialize Northera we may seek to out-license one or more of our products, or seek additional sources of financing, or both, and such opportunities might not be available on favorable terms, if at all. If we are unable to raise sufficient additional funds on acceptable terms, we might be unable to successfully commercialize Northera.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow at least through 2014. We might never achieve profitability or, if we do, we might be unable to maintain profitability. Even if we succeed in commercializing Northera, we expect to incur substantial losses during the commercialization process. From inception through December 31, 2013 we had a loss of $231.5 million. We had net losses of $16.4 million, $31.7 million and $50.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Actual losses will depend on a number of considerations, including:

•	the cost, pace and level of success of commercialization and marketing efforts for Northera in the U.S ;

•	the timing and amount of revenue generated from any sales of Northera;

•	the possible out-licensing or other strategic partnering opportunities for our product candidates;

•	the requirements of the FDA for post-approval trials for Northera and the related costs thereof;

•	the costs and requirements to seek regulatory approval for Nothera in additional markets outside the U.S.;

•	seeking additional regulatory approvals for any of our other product candidates, formulations and indications;

•	the pace of development of new intellectual property for our existing product candidates;

•	in-licensing and development of additional product candidates;

•	implementing additional internal systems and infrastructure; and

•	changes in existing staffing levels.

We expect to experience negative cash flow for some time to come as we fund our operating activities. Should we raise additional funds by selling shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our current or future development programs or commercialization plans or curtail operations. As a result, our business, financial condition and results of operations would be materially harmed.

Although we plan to evaluate strategic arrangements that would be beneficial to our stockholders, we might not be successful.

We have stated our intent to explore and evaluate all available strategic options to determine the best path forward for our Company and our stockholders. Such options might include out-licensing of our products, other strategic partnering arrangements or the merger or sale of the company. Despite this intent, there is no guarantee that we will be able to successfully identify any such opportunities that would be acceptable. Moreover, if we are able to identify any acceptable options, we cannot provide assurances that we could be successful in negotiating any such transaction on favorable terms, if at all, or that the terms of any such transaction would be sufficient to meet our capital requirements. Such a transaction might also reduce the potential for future profits and/or negatively impact our stock price.

Our consideration and evaluation of possible strategic opportunities may impact the timing of the commercial launch of Northera in the United States.

While we are currently focused on the evaluation of strategic opportunities following the approval of Northera in the United States, we are also initiating activities in preparation for the commercialization and launch of Northera. While commercialization activities will continue during the evaluation process, our goal is to minimize the time to launch while being opportunistic to any opportunities to enhance shareholder value and the value of Northera.  A delay in the timing of the launch of Northera in the United States that results from the consideration of other options, could impact the revenue anticipated from the sales of Northera.

Our potential future earnings might be reduced should we decide to out-license one or more of our drug product candidates.

We may decide to out-license one or more of our drug product candidates, reducing future profits available to us. Should we license our drug product candidates to another pharmaceuticals company, it would allow the partner to market and sell our compounds in one or more markets around the world. If either droxidopa or the antifolates are licensed to a strategic partner, the profit available to us may be substantially reduced from what might otherwise be possible should we retain all rights to the products and market and sell them directly.

We might not be able to commercialize Northera or any other of our product candidates.

As a development stage company, we have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of Northera or any other of our product candidates will require us to perform a variety of functions, including:

•	formulating and manufacturing products;

•	developing appropriate administration and compliance processes; and

•	conducting sales, marketing and distribution activities.

Our operations provide a limited basis for you to assess our ability to commercialize our product candidates, including Northera. To date, our operations have largely been limited to organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies and undertaking preclinical trials and clinical trials of our product candidates. While we had begun preparations for the commercialization of Northera in late 2011 and the first quarter of 2012, these activities were curtailed upon receipt of the CRL in March 2012 and most of the personnel hired for those commercialization activities were terminated in conjunction with our restructuring in July 2012. We currently have no sales and marketing employees other than our recently hired Chief Commercial Officer and we cannot assure you that we will be able to obtain, through employment, consulting relationships or otherwise, the appropriate expertise necessary to successfully commercialize Northera.

The label approved by the FDA for Northera may adversely impact our sales potential.

The approved label for Northera includes an acknowledgment that our clinical trials results vary, with several studies failing to meet statistical significance in favor of Northera and with only one trial shown to have statistical significance. Moreover, none of the trials show statistical significance beyond two weeks and the label instructs prescribing physicians to monitor patients, keeping them on the drug only if patients continue to show benefit. In addition, the label has a “black box warning” instructing physicians to monitor patients for supine hypertension, advising the physicians ultimately to take the patient off Northera if such hypertension cannot be controlled. Accordingly, this label may discourage doctors from prescribing Northera or continuing to prescribe Northera over an extended period and it might discourage patients from using Northera. Moreover the label might limit Northera’s acceptance among insurance companies and other payers, leading them to limit or restrict insurance coverage and use of the product by patients. Such limitations may include prior written authorization from physicians for patients to use the drug, or a requirement for patients to have failed on midodrine and/or other treatment prior to being prescribed Northera, or restrictions on the duration of use of Northera. As a result, our pricing options might be limited, our sales ramp might be slower than anticipated and we might be unable to reach the level of market penetration we otherwise would have anticipated, each of which might have an adverse impact on sales of Northera.

Physicians and patients might not accept and use our drugs.

Physicians and patients might not accept and use Northera or any of our other product candidates that might receive marketing approval. Acceptance and use of our products will depend upon a number of factors including:

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

Because we expect that sales of our product candidates could generate substantial product revenues for an extended period, the failure of such a drug to find market acceptance would harm our business and could require us to seek additional financing or curtail our operations.

Our lack of internal expertise for the commercialization of a drug in the United States and the constantly evolving nature of the regulatory requirements to market a drug in the United States might lead to potential compliance issues in our adherence to federal and state regulations. Such non-compliance might constrain our sales and marketing efforts and reduce, or limit the growth of, our revenue.

There are a myriad of federal and state regulations that we must comply with to successfully market Northera in the United States. Failure to comply with the applicable requirements mandated by the FDA and other regulatory agencies can result in administrative or judicial sanctions and/or fines. In the United States, such sanctions could include warning letters, corporate integrity agreements, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. Such regulations include, but are not limited to, reporting of interactions with and payments made to qualified health care providers, allowed promotional and marketing activities for pharmaceutical products, government pricing calculations and reporting, medical information and communications and manufacturing and clinical practices. While we are aware of the critical importance of compliance with these regulations, the process of training, motivating and managing commercial resources can be complex, especially for a company with rapid growth and limited commercial experience. While we are developing strategies to address this risk, including heavy reliance on experienced third party consultants, there remains a risk of non-compliance. Any punitive consequences of non-compliance might limit the efficiency and effectiveness of any commercialization efforts, resulting in increased costs and/or constrained revenue growth.

Products competing with Northera are generic and we expect that Northera will be priced significant higher.

Midodrine (ProAmatine®) is currently the only FDA-approved therapeutic for the treatment of orthostatic hypotension but physicians are also known to prescribe fludrocortisone (Florinef®) off-label. Both of these products are generic and we expect to have a significantly higher price for Northera than either of these. Patients who bear all or a significant portion of this price may be unwilling to fill their prescriptions and/or payers may limit their coverage for Northera, requiring additional hurdles for physicians, possibly including prior prescribing of midodrine or other treatment options. In addition to such hurdles, payers may demand higher co-pays from our patients. While we are exploring strategies to assist physicians and patients to navigate through these challenges, we cannot guarantee that Northera will receive significant acceptance or that Northera pricing will be sufficient to overcome inadequate sales volume and the high cost for patient assistance programs.

Our commercialization program depends upon third-party contractors who are outside our direct control.

We intend to use contracted third-party resources for many aspects of our planned commercial launch of Northera including, but not limited to, a contract sales organization, or CSO, compliance and monitoring assistance, advertising and marketing, price reporting, contracting and channel strategy. Various key middle management executives will also, at least initially, be retained on a contract basis. We believe this is the most expedient way of engaging experienced, professional resources but such resources will not be directly employed by us and may not respond or perform as intended. They might not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our programs, if their performance is substandard or if the FDA or other regulators determine there is inadequate compliance with relevant rules and regulations our revenue growth may be detrimentally impacted and/or we may face punitive action from regulatory authorities. If we cannot successfully enter into new agreements with outside collaborators on acceptable terms, or if we encounter disputes over or cannot renew or, if necessary, amend prior agreements, the commercialization of Northera could be delayed. These collaborators might also have relationships with other commercial entities, some of which might compete with us or might simply command more attention. If our collaborators assist other entities at our expense, our commercialization program and growth opportunities could be harmed.

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

We have licensed certain rights related to droxidopa from DSP and depend upon them for data and support in advancing our clinical program for this compound. Our licensing agreement with DSP grants us an exclusive, sub-licensable license, with certain geographic restrictions, and rights to droxidopa including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. In addition, DSP is currently the preferred manufacturer of this compound for our clinical programs and commercialization efforts. Without the timely support of DSP, our drug development programs could suffer significant delays, require significantly higher spending or face cancellation.

We rely exclusively on third parties to formulate and manufacture any product candidates.

We have only limited experience in drug formulation and no experience in drug manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. While we have a contract in place with DSP and another manufacturer for droxidopa for our clinical trials and potential commercialization, we currently have no contract for the commercial scale manufacture of our antifolates or I-3D compounds. We have contracted with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our antifolate clinical trials. Given the recent approval of Northera by the FDA or if any of our current product candidates or any other product candidates that we may develop or acquire in the future receive marketing approval in the U.S. or other markets, we plan to rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to risks, including that:

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

20

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
•
Our contract manufacturers have competing clients and/or competing products that vie for production scheduling. Drug manufacturing lead times for droxidopa are long. The increased risk associated with not securing timely production scheduling slots could lead to not having adequate supplies for launch should Northera be approved or facing gaps in commercial supply and “stock outs” after launch.

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

Each of these risks could delay our commercialization of Northera, the conduct of our clinical trials, the approval, if any, of any of our other product candidates or result in higher costs or deprive us of potential product revenue.

Northera has been approved under the FDA’s “Accelerated Approval” program, requiring us to conduct a long-term withdrawal study to establish Northera’s durability of effect. Should we fail to meet enrollment milestones or fail to show statistical significance for the primary end point, the FDA could initiate a process to remove Northera from the market.

The FDA has approved Northera under Accelerated Approval whereby short term results have been used to anticipate longer term effect, even though our clinical trials did not provide statistically significant evidence of a long term effect. Under the terms of our approval we are required to conduct additional clinical research to support durability of effect for Northera or the drug could be removed from the market. The approval of Northera stipulates that a large, adequately powered withdrawal study is required to determine whether Northera provides durability of effect for patients remaining on therapy for more than one or two weeks. While specifics of the protocol for this study have not been finalized are still under discussion with the agency, initial discussions would indicate that up to 1,500 patients to power might be required to power such a study at 80% to detect a treatment difference of 0.45 units on the OHSA Item 1 scale.  This study will likely require 6 to 7 years to enroll at an estimated cost of $10 - $15 million per year, increasing our development expenses and potentially delaying profitability.  We have agreed with the FDA to specific milestone dates for commencing the study, recruiting patients into the study and completing the study.  If these milestones are not met or if the study fails to demonstrate durability of effect, the FDA could initiate a process to remove Northera from the market. Should Northera be removed from the market in the United States and with the resulting loss of Northera revenue, the company might have to cease operations or sell itself or its assets under less than favorable terms and that could be detrimental to our shareholders.

We might not obtain the necessary European or other regulatory approvals to commercialize Northera outside the United States or to obtain U.S. or any other approvals for our other product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize Northera or other product candidates outside the United States. We will need approvals from the relevant regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain such approvals we must submit an appropriate application for approval to the designated agency in each jurisdiction demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the regulatory requirements at each such agency typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our products and the related research and clinical programs will result in drugs that these agencies will consider safe for humans and effective for indicated uses. Governmental agencies have substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. Moreover, while we recently did receive approval from the FDA to market Northera in the United States, we might never achieve such approval from the FDA for other product candidates or for other indications for droxidopa.

The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in agency policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

•	delay commercialization of, and our ability to derive product revenue from, a product candidate;

•	reduce available time during which our intellectual property is protected under various U.S. and foreign patents;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we might otherwise enjoy.

Even if we comply with all regulatory agency requests, such agencies may reject our applications for approval. We cannot be sure that we will ever obtain regulatory clearance for any of our other product candidates or for Northera outside of the United States. Failure to obtain such approval for our product candidates could undermine our business.

We have not determined any additional clinical requirements that may be needed in order to meet the expectations of the European Medicines Agency, or EMA, or other foreign regulatory agencies in order to obtain marketing approval for Northera outside the United States.

Since an initial discussion several years ago, we have only conducted limited discussions of the specifics of our clinical program with the EMA, and several individual European Union, or EU, countries’ regulatory agencies, and we have not yet determined if our current program for Northera in Neurogenic OH will be acceptable for approval in the EU, or any particular member country. While we continue to believe that the safety data from Study 306B with an extended period of placebo control is better aligned with the requirements as expressed by the EMA previously, we cannot be certain of this. In 2011, we conducted discussions with several EU member country regulatory agencies to better understand their and, derivatively, the EMA’s expectations with regard to their efficacy requirements. However, until we proceed further with those discussions it will not be clear that Study 301 and Study 302 data, along with data from the related extension studies and Study 306B data, will be sufficient for filing in the EU. If not, we may be required to conduct additional clinical trials and, regardless, we cannot guarantee that Study 306B data will be sufficient to show a significant symptomatic benefit for patients with Neurogenic OH to support approval or that any subsequent trials will provide adequately favorable data.

We and certain of our executive officers and directors have been named as defendants in recently initiated lawsuits that could result in substantial costs and divert management’s attention.

We and certain of our executive officers were named as defendants in purported class action lawsuits that alleged violations of federal securities laws related to various statements regarding our development of Northera for the treatment of symptomatic Neurogenic OH and the likelihood of FDA approval. On October 10, 2013, the U.S. District Court for the Western District of North Carolina granted our motion to dismiss these lawsuits, with prejudice. On November 8, 2013, the plaintiffs appealed the district court’s judgment to the United States Court of Appeals for the Fourth Circuit. Briefing of the appeal began in January 2014.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit. The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to Chelsea in connection with various statements related to our development of Northera for the treatment of neurogenic OH and the likelihood of FDA approval. The complaint seeks unspecified damages, attorneys’ fees and other costs. On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina which it did in October 2013. After the dismissal of the class action and the filing of the notice of appeal in that case, plaintiff in this action sought to proceed with the case and the parties entered into a scheduling stipulation in January 2014, subsequently approved by the Court of Chancery, for the briefing of defendants’ motions to stay the action and to dismiss the complaint.

We intend to engage in a vigorous defense of the litigation described above. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business. In addition, any settlement of the litigation could require payments that exceed the limits of our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition. Additional similar lawsuits might be filed.

There has been only very limited testing of our I-3D product candidates.

Our I-3D product candidates are very early in their development. None of the candidates have had adequate toxicology testing in animals to permit clinical testing and there is no clinical evidence of efficacy for any of these candidates, despite limited similarities with compounds currently marketed by others. Animal toxicology trials on our I-3D compounds may not permit further development of these drugs or we may have to carry out toxicology trials on several compounds before we find one that is appropriate for clinical testing, if at all. Once clinical trials are undertaken, the compound or compounds may not prove adequately safe and efficacious in humans and may not be approved by the FDA or other regulatory agencies. Moreover, because of the scarcity of capital and competing priorities within our development program we do not know when we will be able to continue any such testing or commence clinical trials, if ever. We currently have no work underway related to our I-3D product candidate portfolio.

There has been virtually no development activity for our antifolate candidates since 2012.

While we conducted significant preclinical and phase I and phase II clinical studies on our antifolate portfolio, there has been very little development activity on these compounds since the completion of our phase II study for CH-4051 in 2012. Studies completed so far have not provided unambiguous support regarding the advisability of further study and before any future programs are initiated we would need to carefully assess their likelihood of success and the strength and duration of our intellectual property protection. If additional trials are conducted and even if they are successful our compounds may not be approved by the FDA or other regulatory agencies.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. For example, because we did not receive orphan drug status from the EMA for droxidopa as a treatment for Parkinson’s disease, our clinical trials for that indication might have to be more involved and take longer to complete and get reviewed than otherwise would have been the case. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials might be delayed by several factors, including:

•	unforeseen safety issues;

•	clarification of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected clinical site recruitment;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unexpected emergence of competitive drugs against which our compounds might compete for clinical trial resources or need to be tested.

In addition, we or the FDA or another governing regulatory agency may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory agency finds deficiencies in the conduct of these or our regulatory submissions. Therefore, we cannot predict with any certainty the schedule for our current or any future clinical trials.

The results of clinical trials might not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process might fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure could cause us to abandon a product candidate and might delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

We intend to explore additional indications for droxidopa, however these programs may not prove successful.

We have announced our intent to explore certain additional indications for droxidopa and we may make similar announcements in the future. While trials conducted by DSP for the Japanese market provide evidence of efficacy for certain indications, other indications may be explored for which we have no existing clinical evidence of efficacy. Such trials are likely to be very costly. We do not have market approval from the FDA or other regulatory agencies for any of these other indications we are exploring and there are no guarantees that additional clinical trials will provide new evidence of efficacy in the targeted indications or permit us to gain market approval from regulatory agencies.

If we cannot compete successfully for market share against other drug companies, we might not achieve sufficient product revenue and our business will suffer.

The initial market for Northera (neurogenic OH) has well established generic competition. Other markets for droxidopa, such as fibromyalgia, are emerging with new and heavily marketed offerings. The market for our antifolate product candidates is characterized by intense competition and rapid technological advances. Northera (or in the future, our antifolates or other product candidates that may receive FDA approval) will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products might provide greater therapeutic convenience, efficacy or other benefits for a specific indication than our products or might offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we will not achieve sufficient product revenue and our business will suffer.

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

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including the Center for Medicare and Medicaid Services, or CMS, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if a product candidate is approved by the FDA, insurance coverage might not be available and reimbursement levels might be inadequate to cover our drug. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our product, once approved, market acceptance and our revenue could be reduced.

Specifically, not all physicians recognize a separate indication for symptomatic Neurogenic OH and we cannot provide assurances that reimbursement will be approved by the relevant decision makers at healthcare payers.

In addition, the U.S. and international healthcare industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. The laws and regulations governing and issued by the FDA and other healthcare policies might change, and additional government regulations might be enacted, which could prevent or delay regulatory approval of our product candidates. In March 2010, the U.S. Congress passed landmark healthcare legislation. As the rollout of the Patient Protection and Affordable Care Act, or PPACA, continues, we cannot predict, with any certainty, what impact on federal reimbursement policies the continued implementation of requirements under this legislation will have in general or on our business specifically. We anticipate that the U.S. Congress and state legislatures will continue to review and assess this legislation and possibly alternative health care reform proposals. The U.S. Congress may adopt additional legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Cost-containment measures, whether instituted by healthcare providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, healthcare payers might challenge the price and cost effectiveness of our products. In addition, in many major markets outside the United States, pricing approval is required before sales may commence. As a result, significant uncertainty exists as to the reimbursement status of approved healthcare products.

While the FDA has announced it might seek to remove midodrine from the market, midodrine is expected to continue to be available to patients at the time Northera is launched.

In August 2010, the FDA proposed removing midodrine from the market because required post-approval studies to verify the clinical benefit of the drug have not been satisfactorily completed by the manufacturer. In January 2011, the FDA opened a public docket to provide a forum to facilitate communication regarding the conduct of clinical trials needed to support the continued marketing authorization for midodrine. In December 2011, Shire reached an agreement with the FDA to conduct a new set of clinical trials to demonstrate the clinical benefit of midodrine. The agreement requires Shire to complete two additional clinical trials and submit the results of those trials to the FDA by September 2014. Should the FDA determine that Shire has failed to adhere to the terms or timeframes specified in this agreement, or that the agreed upon trials fail to verify clinical benefit, Shire has agreed to have FDA withdraw the marketing approval for midodrine and has waived the right for a public hearing.

It is still not clear what action the FDA will take following the conclusions of the renewed clinical trials; however, the recent agreement with Shire is likely to ensure the availability of midodrine in the near term. Furthermore, the FDA has never removed a drug under similar circumstances and we can provide no assurance that they will do so in the case of midodrine.

Developments by competitors might render our products or technologies obsolete or non-competitive.

Companies that currently sell compounds used for the treatment of orthostatic hypotension include Apotex, Mylan Pharmaceuticals, Impax Laboratories, Sandoz, Teva, Upsher-Smith Laboratories, Pfizer and Shire. Companies that currently sell both generic and proprietary compounds for the treatment of rheumatoid arthritis include, but are not limited to, Abbott Laboratories, Amgen, Pfizer, Sanofi-Aventis, Boehringer Ingelheim Pharma, Hoffmann-La Roche, Johnson & Johnson, Bristol-Myers Squibb, Mylan Laboratories and UCB. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

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

In addition, we do not have composition of matter patent protection on droxidopa which recently received market approval by the FDA for Neurogenic OH under the brand name Northera. While the orphan drug designation for this compound by the FDA will provide seven years of market exclusivity, we will not be able to exclude other companies from manufacturing and/or selling this compound beyond that timeframe.

We may not obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

During 2007, the FDA granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure, DBH deficiency and non-diabetic autonomic neuropathy and the EMA granted orphan medicinal product designation for the treatment of patients with pure autonomic failure and patients with multiple system atrophy. We may not receive the benefits associated with orphan drug designation (primarily the benefit providing for seven years of market exclusivity in the U.S. and ten years or market exclusivity in the EU from the respective dates of approval), including as a result of failure to maintain orphan drug designation, or should a competing product that is the same chemical entity and has an orphan designation for the same disease indication become approved for marketing or commercial distribution in the EU market before Northera. Under U.S. and EU rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes Northera from being sold in the U.S. for seven years or from being sold in the EU for ten years. Also, in the EU, even after orphan medicinal product status has been granted, that status is re-examined shortly prior to the product receiving any regulatory approval. The EMA must be satisfied that there is evidence that the product offers a significant benefit relative to existing therapies, in order for the therapeutic product to maintain its orphan medicinal product status. Accordingly, our product candidates will have to re-qualify for orphan drug status prior to any potential product approval in the EU. In the U.S., orphan drug marketing exclusivity can be overcome by a different sponsor for the same drug with a showing of clinical superiority, greater safety or a major contribution to patient care in a head-to-head trial.

Claims by third parties that we infringe their proprietary rights may result in liability or damages or prevent or delay our developmental and commercialization efforts.

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

We license patent and/or certain other rights from DSP for droxidopa. Similarly, we are a party to a license agreement with Dr. M. Gopal Nair under which we license patent rights for our antifolates. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various milestone payments, royalty payments and other obligations on us. If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. If a licensor challenges our license position, our competitive position and business prospects could be harmed.

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

Through 2013 we have remained a small, development stage company. With the FDA approval of Northera, our success will depend in large part upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. As of March 10, 2014, we had 19 full-time, permanent employees. If we are unable to manage our growth effectively, our business would be harmed.

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

As a small company, we are highly dependent on our executive officers, including our principal scientific, regulatory, and medical officers and advisors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in commercialization and development programs, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business will be harmed.

As a small company, we currently employ qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and administration. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities and other research institutions. In the third quarter of 2012, we instituted a corporate reorganization in which we eliminated virtually all sales and marketing personnel whom we had previously hired in anticipation of the commercial launch of Northera. To commercialize Northera on our own, we will need to hire or contract with appropriate personnel in the areas of sales and marketing, medical affairs, distribution, IT, regulatory and compliance. Competition is intense for qualified individuals in all areas of pharmaceutical development and commercialization and we cannot be certain that any search for such personnel will be successful.

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

You should expect the prices at which our common stock is traded to be volatile. Since the commencement of trading on The NASDAQ Capital Market in May 2006, the price of our common stock has varied from a low of $0.70 to a high of $8.41. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delays or failures in initiating, completing or analyzing preclinical or clinical trials or the unsatisfactory design or results of these trials;

•	success or delays in commercialization of our product candidates;

•	market acceptance of our product candidates;

•	obtaining, delays in or rejection of regulatory approvals for our products or our competitor’s products by U.S. or foreign regulators;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our results of operations;

•	changes in financial estimates by securities analysts;

•	should the market price of our shares drop below $5 per share, stock exchange rules that prevent our stockholders from using shares of our common stock as collateral for borrowing in margin accounts or certain institutional investors’ restrictions against investing in our shares; and

•	sales of our common stock.

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

As of March 10, 2014, we had 78,433,916 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. In addition, we have outstanding options to purchase an aggregate of 8,049,209 shares of our common stock. If these options are exercised and the shares issued upon exercise are sold, the market price of our securities may also decline. These factors also could impair our ability to raise needed capital by depressing the price at which we could sell our securities.

We are authorized to issue blank check preferred stock, which could adversely affect the holders of our common stock.

Our restated certificate of incorporation allows us to issue blank check preferred stock with rights potentially senior to those of our common stock without any further vote or action by the holders of our common stock. The issuance of a class of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our shares, or making a change in control of us more difficult.

Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

Sales of our stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our stock. Our executive officers and directors may sell stock in the future, either as part, or outside, of trading plans under SEC Rule 10b5-1.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently lease 13,979 square feet of office space in Charlotte, North Carolina. This lease, as amended in October 2010, currently requires monthly payments of approximately $31,000. The lease will expire in March 2016. The agreement calls for annual rent increases of 3%. Under the terms of the lease, a security deposit equal to two months’ rent, or approximately $38,000, was returned to us in 2012. We believe that our current facilities are adequate to meet our needs until late 2014.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to our development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of our common stock from November 3, 2008 through March 28, 2012. On November 16, 2012, the Company and the other defendants moved to dismiss the complaint. On October 10, 2013, the court granted the motion to dismiss with prejudice and entered judgment in favor of the defendants. On November 8, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. Briefing of the appeal began in January 2014. We and our officers intend to vigorously defend against the appeal but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to our development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina ruled upon the motion to dismiss that we and our officers filed in November 2012 in response to the consolidated complaint in the class action. After the dismissal of the class action and the filing of the notice of appeal in that case, plaintiff in this action sought to proceed with the case and the parties entered into a scheduling stipulation in January 2014, subsequently approved by the Court of Chancery, for the briefing of defendants’ motions to stay the action and to dismiss the complaint.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “CHTP”. The following table sets forth the high and low prices of our common stock for the reported periods, as reported by the NASDAQ Capital Market.

	High	Low
Fiscal year ended December 31, 2012
First Quarter	$5.40	$2.18
Second Quarter	$2.56	$1.05
Third Quarter	$1.50	$0.70
Fourth Quarter	$1.97	$0.73

Fiscal year ended December 31, 2013
First Quarter	$2.17	$0.76
Second Quarter	$2.76	$1.68
Third Quarter	$3.30	$2.28
Fourth Quarter	$4.53	$2.57

As of March 10, 2014, the last sale price of our common stock on the NASDAQ Capital Market was $5.60 per share. As of March 7, 2014, there were approximately 214 stockholders of record, as derived from our shareholder records excluding beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 6.           SELECTED FINANCIAL DATA.

The following table sets forth financial data with respect to us as of and for the five years ended December 31, 2013 and the period from April 3, 2002 (inception) through December 31, 2013. The selected financial data below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

						Period from
						April 3, 2002
	Years ended December 31,					(inception) through
	2013	2012	2011	2010	2009	December 31, 2013
	(In thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$10,368	$16,744	$37,270	$30,871	$23,985	$172,873
Sales and marketing	1,089	7,222	8,068	2,476	2,289	25,335
General and administrative	4,978	5,680	5,276	4,155	4,076	35,881
Restructuring	-	2,158	-	-	-	2,158
Total operating expenses	16,435	31,804	50,614	37,502	30,350	236,247

Operating loss	(16,435)	(31,804)	(50,614)	(37,502)	(30,350)	(236,247)
Interest income, net of expense	18	68	162	172	188	4,769
Other income (expense)	-	-	-	-	4,390	-

Net loss	$(16,417)	$(31,736)	$(50,452)	$(37,330)	$(25,772)	$(231,478)

Net loss per basic and diluted share of common stock	$(0.24)	$(0.47)	$(0.84)	$(0.91)	$(0.82)

Weighted average number of basic and diluted common shares outstanding	68,825,944	66,892,982	60,136,326	41,184,623	31,549,739

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,323	$28,425	$41,106	$47,593	$22,295
Short-term investments, net	-	-	4,500	-	11,450
Working capital	43,211	25,765	33,336	34,970	12,671
Total assets	46,503	28,928	46,903	48,374	34,349
Line of credit payable	-	-	-	-	11,466
Deficit accumulated during the development stage	(231,478)	(215,061)	(183,326)	(132,873)	(95,543)
Total stockholders' equity	43,256	25,916	33,665	35,188	12,852

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

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop pharmaceutical products that address important unmet medical needs or offer improved alternatives to current methods of treatment. We are now focused on commercialization efforts for Northera™ (droxidopa), a novel therapeutic agent, for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. Northera was granted accelerated approval for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in February 2014, with a commitment for an additional confirmatory study.

In addition, we have interest in evaluating droxidopa in other potentially norepinephrine-related conditions and diseases including intradialytic hypotension, fibromyalgia, freezing of gait and adult attention deficit hyperactivity disorder. We also have a portfolio of metabolically inert antifolates that we have studied as a potential treatment of rheumatoid arthritis and that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

Northera™ (droxidopa), our most advanced product candidate, is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic Neurogenic OH. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in MSA (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. During 2007, the FDA granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure (PD, MSA and PAF), DBH deficiency and non-diabetic autonomic neuropathy and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of patients with PAF and patients with MSA. In the U.S., orphan drug status provides seven years of marketing exclusivity from the date of approval and designation as a new chemical entity in the European Union provides for 10 years of marketing exclusivity.

On February 18, 2014, the FDA granted accelerated approval of Northera for the treatment of symptomatic Neurogenic OH. Northera is the first and only therapy approved by the FDA which demonstrates symptomatic benefit in patients with Neurogenic OH. We anticipate that Northera sales will begin in the second half of 2014, at the earliest, and that it will be made available in 100 mg, 200 mg and 300 mg doses. The Northera approval was granted under the FDA’s accelerated approval program, which allows for conditional approval of a medicine that fills a serious unmet medical need, provided additional confirmatory studies are conducted. To this end, a large, multi-center, placebo-controlled, randomized withdrawal study, which includes a 4-week randomized withdrawal phase preceded by a three month open label run-in phase, designed with the goal of definitively establishing the durability of the clinical benefits of Northera, has been preliminarily agreed to with the FDA. The FDA has also agreed that a period of seven years to complete the study is acceptable, given the size of the study and orphan treatment population. We had initiated a new clinical study of Northera in Neurogenic OH, currently designated as Study 401, in which patient enrollment began in the fourth quarter of 2013. Study 401 was initially designed to provide flexibility depending on the requirements of the FDA as a post-approval efficacy study. The study is a multi-center, placebo-controlled, randomized double-blind induction study. Given the updated guidance from the FDA for a withdrawal-designed post-approval confirmatory efficacy study, management will work with the FDA to evaluate each of the components of our clinical program for Northera.

The resubmission of the Northera NDA included data from our three completed Phase III efficacy studies (Studies 301, 302, 306A and 306B), an integrated summary of efficacy, an expanded, 650-patient safety database, two long-term, open label extension studies, a dedicated thorough QTc study and a 24-hour ambulatory blood pressure monitoring study.

Prior to our NDA filing in September 2011, that resulted in the FDA issuing a complete response letter, or CRL, in March 2012, we had completed two Phase III efficacy trials, Studies 301 and 302, of Northera for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure. The improvements in the symptoms of Neurogenic OH, as measured by the orthostatic hypotension questionnaire composite score, or OHQ composite, associated with Northera treatment showed improvement (p<0.05) in OHQ composite scores in a post-hoc analysis of Study 302 data. The same measure was used in our pivotal efficacy Study 301 and those results did not demonstrate a statistically significant treatment effect (treatment effect of 0.4 unit, p-value=0.19). After 1 week of treatment, patients treated with Northera showed a mean 0.7 unit decrease in their dizziness scores compared to placebo (p=0.06). These data exclude the results of two investigative sites located in Ukraine as the FDA, during the May 2012 End-of-Review meeting, or EOR, had expressed significant concerns regarding the disproportionate results of these two sites. Although we submitted all information pertaining to two independent site visits, neither of which revealed any significant errors in the conduct of the trial, which was consistent with the positive findings from the FDA pre-approval inspection conducted during the review of the Northera NDA. Further, we have submitted all source documentation from all patients at the site and engaged independent, third-party quality experts to confirm the validity of data from the site. Notwithstanding this information, the FDA has and continues to maintain that the concentration and pattern of positive results at this site precludes Study 301 from meeting its primary endpoint.

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

Treatment with Northera also resulted in a reduction in the rate of patient falls over the course of Study 306B, although these results were not statistically significant.  Patients receiving placebo experienced a rate of falls per patient per week of 2.0 vs. 0.4 for those on Northera, an 80% reduction. Because several patients on placebo experienced a very large number of falls, we performed multiple sensitivity analyses on this outcome. These analyses showed that the beneficial effect of Northera on falls trended favorably even if the top 2, 5 or 10 fallers from each treatment group were removed (34%, 36% and 29% reduction, respectively, p=NS). Importantly, the falls data were supported by additional safety data showing that 34% fewer patients receiving Northera experienced fall-related injuries (e.g., contusions, lacerations, fractures) than patients receiving placebo (placebo=25.6% vs. Northera=16.9%, p=NS). Both the reduction in falls and fall-related injuries associated with Northera are consistent with results observed in Study 306A. Preliminary safety data showed that Northera was well tolerated at all dosages tested and, as in prior studies, the incidence of supine hypertension was low.

In December 2011, we announced that we had received a notice of allowance from the U.S. Patent and Trademark Office for our patent “Threo-DOPS Controlled Release Formulation.” U.S. Patent No. 8,158,149. This patent was issued in April 2012 and will expire in 2028. The allowed claims relate to certain oral, controlled release formulations of Northera that include an extended release component and an immediate release component. Although we are not currently seeking regulatory approval for such a controlled release formulation of Northera, if we were to do so, the patent would provide protection for the claimed formulation beyond the seven-year marketing exclusivity afforded by its orphan designation in the U.S. Also, in September 2011, we announced that we had been issued U.S. Patent No. 8,008,285 entitled “Droxidopa and pharmaceutical composition thereof for the treatment of fibromyalgia.” The claims of the patent are related to methods of reducing pain associated with fibromyalgia by administering droxidopa alone, or in combination with other specified medications.

In December 2011, we announced top-line results from our Phase II trial of droxidopa, alone and in combination with carbidopa, for the treatment of fibromyalgia. Top-line results of the study indicate a dose response with the highest dose of droxidopa, 600mg three times daily, demonstrating a 6.2-point average improvement from a baseline score of 23.00 on the Short Form McGill Pain Questionnaire, or SF-MPQ, at the end of the nine-week treatment period, the study’s primary endpoint. This reflects a 3.2 unit improvement over placebo on the SF-MPQ total pain score. Although the study, conducted under approval from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, was not designed to demonstrate statistical significance given the limited number of patients per arm, results of the study show a mean change in pain, as measured by the visual analog scale, or VAS, of -1.64 for patients treated with droxidopa monotherapy compared to a mean change of -0.90 for placebo. Assessment using the Fibromyalgia Index Questionnaire, or FIQ, showed patients treated with droxidopa monotherapy demonstrated a mean change from baseline of -9.72 compared to -4.74 reported by patients in the placebo arm. Administration of droxidopa monotherapy appeared to be more effective than droxidopa/carbidopa combination therapy in the study.

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

CH-1504 has completed Phase II trials in rheumatoid arthritis. While we do not intend to conduct additional trials or make further investments in the development of CH-1504, clinical work related to this compound might provide meaningful informative data supporting the development of additional compounds in this portfolio. Based on preclinical and clinical findings, we focused our clinical resources on the development of CH-4051, the second clinical stage compound in this portfolio and the more potent L-enantiomer of CH-1504. CH-4051 has been studied in rheumatoid arthritis as its lead indication, having completed a Phase I trial in April 2009 and a Phase II trial for the treatment of rheumatoid arthritis in May 2012.

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

While management believes that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the planned completion of the Northera development and commercialization program in Neurogenic OH. As such, there are no immediate activities planned for the further development of CH-4051 although we do continue to pursue potential out-licensing opportunities for this portfolio of molecules.

Complementing our autoimmune/inflammatory program is a second platform consisting of a portfolio of therapeutics targeting immune-mediated inflammatory disorders and transplantation, known as our I-3D portfolio. We currently have no work underway related to this portfolio.

Since inception we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies, raising capital and undertaking preclinical trials and clinical trials of our product candidates. In addition, during late 2011 and early 2012, prior to the date we received the CRL, we had initiated activities to support the planned commercialization of Northera. In February 2014, upon the approval of Northera in the United States, we re-initiated such activities to support the commercial launch of Northera that is currently estimated to occur, at the earliest, in the second half of 2014. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until we begin selling Northera or any of our other pharmaceutical candidates, should they be approved by the appropriate regulatory agencies, although we could potentially generate revenue by entering into strategic agreements including out-licensing, co-development or co-promotion of our drug candidates. Developing pharmaceutical products is a lengthy and expensive process. Currently, development and commercialization expenses are being funded with proceeds from equity financings and, to a much lesser extent, proceeds from the exercise of warrants and options. We may require additional funding to successfully commercialize and launch Northera in the U.S. Such funding might be provided by securing a partnering arrangement for one or more of our product candidates that would also provide access to additional expertise in conducting these activities. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development and/or commercialization of the products.

Revenue and Cost of Revenue

We have not generated any revenue from licensing, milestones or product sales through December 31, 2013.   We do not expect to generate product revenue until we are able to successfully commercialize and launch Northera in the United States.  We may also attempt to out-license one or more of our drug product candidates and, if successful, we would anticipate revenue to be recorded from such a transaction.  However, we might never be able to generate revenue or generate revenue sufficient to fund ongoing operations. Other than Northera, which could be launched in the second half of 2014, at the earliest, none of our other product candidates are expected to be commercially available until, at the earliest, 2019, if at all.

Research and Development

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and preclinical and clinical testing of our licensed pharmaceutical candidates, including salaries and related personnel costs, fees paid to consultants and outside service providers for drug manufacture and development, certain legal expenses and other expenses. All of our major research and development projects subject us to drug development and regulatory risks, including specifically risks of delays and cost over-runs that could be material to our financial condition and results of operations.  For certain programs, we might rely on collaborative partners or our ability to enter into collaborations on favorable terms in order to advance a product candidate and pay a portion of the research and development expenses.  See “Item 1A. Risk Factors.” Research and development expenses, related to our major research and development projects, for the years ended December 31, 2013, 2012 and 2011 were approximately $10.4 million, $16.7 million and $37.3 million, respectively, and are detailed as follows:

				Period from
				April 3, 2002
(in thousands)	Years ended December 31,			(inception) through
	2013	2012	2011	December 31, 2013
Antifolates	$-	$4,000	$7,350	$43,000
Droxidopa	10,400	12,700	29,950	127,400
I-3D	-	-	-	2,500
	$10,400	$16,700	$37,300	$172,900

Sales and Marketing

During 2013, selling and marketing expenses consisted primarily of salaries and related expenses that support our business development activity, including programs related to our patents and intellectual property.  During 2012 and earlier periods, these costs also included promotional initiatives, activities related to the branding, pricing and market analysis of our pharmaceutical compounds and the initial steps taken to establish a Northera sales force in the United States.

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

Corporate History

Our operating company, Chelsea Therapeutics, Inc., or Chelsea Inc., was incorporated in Delaware in April 2002 under the name Aspen Therapeutics, Inc.  Its name was changed in July 2004.  In February 2005, we completed a merger with Ivory Capital Corporation, or Ivory, a publicly traded Colorado corporation, in which a wholly owned subsidiary of Ivory Capital was merged with and into Chelsea Inc. and Chelsea Inc. became a wholly owned subsidiary of Ivory.  The merger resulted in a change of control of Ivory, with the former stockholders of Chelsea Inc. owning approximately 96.75% of the resulting entity, after assuming the conversion of all outstanding options and warrants.  In addition, the terms of the merger provided that the sole officer and director of Ivory would be replaced by the officers and directors of Chelsea Inc. The transaction was accounted for as a reverse acquisition with Chelsea Inc. as the acquiring party and Ivory as the acquired party, in substance, a reorganization of Chelsea Inc. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Chelsea Inc. unless the context indicates otherwise.  On July 28, 2005, Ivory merged with Chelsea Therapeutics International, Ltd., or Chelsea Ltd., with Chelsea Ltd. as the surviving corporation. As a result, Chelsea Ltd. is the public reporting company and is the 100% owner of Chelsea Inc., its operating subsidiary.

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

Comparison of Years ended December 31, 2013 and 2012

(in thousands, except percentages)
	For the	For the
	year ended	year ended
	December 31,	December 31,	$	%
	2013	2012	Decrease	Change
Research and development expense	$10,368	$16,744	$(6,376)	-38%
Sales and marketing expense	1,089	7,222	(6,133)	-85%
General and administrative expense	4,978	5,680	(702)	-12%
Restructuring	-	2,158	(2,158)	-100%
Interest income	18	68	(50)	-74%

Research and development expenses.  During 2013, we recorded the initial costs related to the initiation of Study 401 and reconciled and recorded final costs associated with Study 306B and our open-label extension study, Study 304 for Northera.  We also had expenses related to our 300mg bioequivalence study, the preparation and resubmission of our Northera NDA and the costs of preparing for the January 2014 meeting of the Cardiovascular and Renal Drug Advisory Committee, or CRDAC.  Specifically, expenses for 2013 included approximately $3.1 million of initial costs for Study 401 for Northera, $1.8 million related to preparation of our Northera NDA for resubmission and preparation for the 2014 meeting of CRDAC, $0.4 million for our 300mg bioequivalence study and $0.5 million for Study 304 for Northera. We also incurred costs in 2013 related to ongoing public affairs activities, including support of patient advocacy groups that continue to advocate the approval of additional therapies for the treatment of Neurogenic OH.  During 2012, we incurred costs for our now-completed Study 306B and our open-label extension study, Study 304, and had expenses for our now completed Phase II trial of CH-4051 in rheumatoid arthritis.  We also incurred costs of approximately $0.2 million to support the preparation for the meeting of the CRDAC held in February 2012 and our EOR meeting with the FDA held in May 2012.  Specifically, expenses for 2012 included approximately $2.3 million of direct study costs related to the completion of our Phase II trial of CH-4051 and $3.4 million for Study 306B and our extension studies for Northera. Additionally, we incurred costs during the first six months of 2012 related to medical affairs activities, including a team of medical science liaison professionals, hired on a contract basis, generating costs of $0.8 million.  We also incurred approximately $1.2 million of expenses for the purchase of active pharmaceutical ingredient in January 2012 to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material. Also contributing to our expenses in both periods were compensation and related costs. As a percentage of operating expenses, research and development costs were 63% for 2013 and 56% for 2012, excluding restructuring costs.

Droxidopa.  From inception through December 31, 2013, we had spent approximately $127.4 million in research and development expenses on droxidopa.  For 2013, research and development costs for the Northera Neurogenic OH core program include the initial costs of Study 401; our Phase III trial, Study 306B; our access and safety program, Study 304; our 300mg bioequivalence study; regulatory activity to support our resubmission of the Northera NDA; and costs related to drug supply, manufacture and distribution.  In February 2014, the FDA granted an accelerated approval of Northera for sale in the United States.  While the FDA has a requirement for us to complete a confirmatory efficacy study, the design of that study has not been finalized.  As such, we are currently evaluating the potential costs that might be incurred in 2014 related to this program.

Antifolates. From inception through December 31, 2013, we had spent approximately $43 million in research and development expenses on our portfolio of antifolates. In May 2012, we announced the top-line results of our completed Phase II trial of CH-4051 in patients with rheumatoid arthritis.  Results of this trial indicated that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated.  While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the completion of our Northera development and registration program in Neurogenic OH.  Although we continue to evaluate potential partnering opportunities for these compounds we currently have no immediate activities planned for the further development of CH-4051.

I-3D Portfolio. From inception through December 31, 2013, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds unless and until we identify a partner.

Sales and marketing expenses. With no formalized selling activities and given the elimination of the 2012 pre-commercialization activities for Northera, sales and marketing expenses decreased significantly for the year ended December 31, 2013 when compared to 2012.  Costs incurred in 2013 included compensation and related expenses for our continuing business development efforts and legal fees related to our intellectual property activities.  We had decreases in compensation and related expenses, recruiting costs, travel costs and legal expenses related to our intellectual property when comparing 2013 with 2012.  During the first quarter of 2012, we had spent considerable resources on supporting the development and implementation of sales and marketing initiatives for Northera in anticipation of a 2012 commercial launch.  During the second quarter of 2012, the majority of costs were related to bringing such activities to a close, cancelling related vendor contracts and finalizing projects that were in progress upon receipt of the CRL in March 2012.  We incurred costs of approximately $3.8 million for such activities that included market research, sales force strategy and planning, planning and development of advertising and promotional campaigns, website development, sales operations, sales support systems implementations, employee training programs, sales force recruiting and public relations.  In 2012, we also incurred compensation expenses related to personnel added in early 2012 to support our planned commercialization of Northera.  As a component of the reduction in force announced in July 2012, all the positions of the sales and marketing commercial team were eliminated.

General and administrative expenses. During the year ended December 31, 2013, general and administrative expenses decreased by approximately $0.7 million when compared to 2012.  Contributing to this were decreases in compensation and related expenses, recruiting and relocation expenses, office expenses, franchise taxes, bank fees and financial printing.   Offsetting these were increases in professional fees, including legal and audit fees, insurance expense and investor relations consulting fees.

Interest income and interest expense. At December 31, 2013, we had cash and cash equivalents of $45.3 million. The decrease in interest income is primarily related to the lower average amount of investable funds available throughout 2013 when compared to 2012.  Interest rates also remain low in 2013 as there continues to be softness in the interest rate market for cash deposits in the United States.

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

Comparison of Years ended December 31, 2012 and 2011

(in thousands, except percentages)
	For the	For the
	year ended	year ended	$
	December 31,	December 31,	Increase	%
	2012	2011	(Decrease)	Change
Research and development expense	$16,744	$37,270	$(20,526)	-55%
Sales and marketing expense	7,222	8,068	(846)	-10%
General and administrative expense	5,680	5,276	404	8%
Restructuring	2,158	-	2,158	100%
Interest income	68	162	(94)	-58%

Research and development expenses.  During 2012, we incurred costs for Study 306B and our open-label extension study, Study 304, and had expenses for our now completed Phase II trial of CH-4051 in rheumatoid arthritis.  We also incurred costs of approximately $0.2 million to support the preparation for the FDA requested meeting of the CRDAC held in February 2012 and our EOR meeting with the FDA held in May 2012.  Specifically, expenses for 2012 included approximately $2.3 million of direct study costs related to our recently completed Phase II trial of CH-4051 and $3.4 million for Study 306B and our extension studies for Northera. Additionally, we incurred costs during the first six months of 2012 related to medical affairs activities, including a team of medical science liaison professionals, hired on a contract basis, generating costs of $0.8 million.  We also incurred approximately $1.2 million of expenses for the purchase of active pharmaceutical ingredient in January 2012 to be used in the manufacture of commercial product, formulation activities and the costs of distributing clinical trial material.  During 2011, primary expenditures were associated with the manufacturing of and process validation for commercial drug product, our Northera QTc study, our Phase III and extension studies for Neurogenic OH, our Phase II trial of droxidopa in fibromyalgia, our Phase II trial of CH-4051, medical affairs activities including medical science liaison contractors and the costs of manufacturing, packaging and labeling clinical trial material for these trials.  As a percentage of operating expenses, excluding the impact of the restructuring, research and development costs were 53% for 2012 and 74% for 2011 reflecting the overall decrease in our clinical research and development activities during the period.

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

General

We have incurred negative cash flows from operations since inception.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned launch of Northera in the United States, additional product development efforts, our clinical trials and our continued evaluation of opportunities for possible strategic alliances.

From inception through December 31, 2013 we had losses of $231.5 million.  We had net losses of $16.4 million, $31.7 million and $50.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and we anticipate losses at least through 2014 and into 2015 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates.  Actual losses will depend on a number of considerations including:

•	the cost, pace and level of success of commercialization and marketing efforts for Northera in the U.S.;

•	the timing and amount of revenue generated from Northera and the pace of revenue growth;

•	the possible out-licensing or other strategic partnering opportunities for our product candidates;

•	the requirements of the FDA for post-approval trials for Northera and the related costs thereof;

•	the costs, requirements and timing for possible regulatory approval for Northera in additional markets outside the U.S.;

•	seeking additional regulatory approvals for any of our other product candidates, formulations and indications;

•	the pace of development of new intellectual property for our existing product candidates;

•	changes in existing staffing levels;

•	implementing additional internal systems and infrastructure; and

•	in-licensing and development of additional product candidates.

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

Financings

2012 Shelf Registration Statement

In November 2013, we raised gross proceeds of approximately $23.0 million through the sale of 7,666,667 shares of our common stock in a publicly-marketed offering.  These shares were offered pursuant to our 2012 shelf registration statement.  In connection with this offering, we paid commissions and other offering-related costs of approximately $1.6 million, resulting in net proceeds of approximately $21.4 million.

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of our common stock up to a value of $20,000,000.  These shares were offered pursuant to the Company’s 2012 shelf registration statement. During the year ended December 31, 2013, we sold 3,609,595 shares of our common stock under this program at an average sales price of approximately $3.02 per share, generating gross proceeds of approximately $10.9 million.  In conjunction with this program, we paid commissions and other offering-related expenses of approximately $0.5 million, resulting in net proceeds of approximately $10.4 million  No sales were made under the program during the year ended December 31, 2012.

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

On March 5, 2010, we raised gross proceeds of approximately $18.2 million through the sale of 6,700,000 shares of common stock plus warrants for the purchase of 2,345,000 shares of common stock.  These warrants had an aggregate fair value of approximately $3.9 million, permitted the holders to purchase the underlying common shares at $2.79 each or elect a net share settlement. All warrants that remained unexercised expired in March 2013.  These shares were offered pursuant to our 2009 shelf registration statement.  In connection with this offering, we paid commissions and other offering-related costs of approximately $1.5 million.

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

Private Placements

On March 22, 2007, we raised gross proceeds of approximately $12.5 million through the private placement of 2,648,306 shares of our common stock plus warrants for the purchase of 794,492 shares of our common stock.  The aggregate fair value of these warrants was approximately $1.3 million.  The warrants, all of which were subsequently exercised, permitted the holders to purchase the underlying common shares at $5.66 each.  Under the terms of the placement agreement, we agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on August 7, 2007.   In connection with this offering, we paid commissions and other offering-related costs of approximately $1.0 million in cash.

On February 13, 2006, we raised gross proceeds of approximately $21.5 million through the private placement of 7,166,666 shares of our common stock plus warrants for the purchase of 2,149,999 shares of our common stock.  The aggregate fair value of these warrants was approximately $1.1 million.  The warrants permitted the holders to purchase the underlying common shares at $4.20 each. All warrants that remained unexercised expired in February 2011. In connection with this offering, we paid commissions and other offering-related costs of approximately $1.6 million in cash and issued warrants to the placement agent for the purchase of 716,666 shares of our common stock with an exercise price of $3.30 per share, or 110% of the price of the shares sold in the offering and an aggregate fair value of approximately $0.7 million.  All warrants that remained unexercised expired in February 2013. Under the terms of the financing, we filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on March 29, 2006.

In December 2004, we raised gross proceeds of approximately $14.5 million through the private placement of 5,532,994 shares of our common stock. The amount raised included the conversion of a $1.7 million stockholder loan along with accrued interest, for which a total of 677,919 shares of common stock were issued.  In connection with this offering, we paid commissions and other offering-related costs of approximately $1.0 million in cash and issued warrants to the placement agent for the purchase of 483,701 shares of our common stock with an aggregate fair value of approximately $14,000.  The warrants, all of which were subsequently exercised, permitted the holders to purchase the underlying common shares at $2.88 per share.

License Agreement and Development Agreement Obligations

In March 2004, we entered into a License Agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by us as CH-1504 and related compounds. The license provides the Company exclusive rights, excluding India, for CH-1504, CH-4041 and related compounds.

In 2004, as consideration for these rights, we paid $150,000 and issued Dr. Nair and his designees 471,816 shares of common stock at an estimated aggregate value of $402.  As additional consideration, we agreed to pay to Dr. Nair and or his designees: (1) royalties on the sales should any compounds be approved for commercial sale; (2) milestone payments, payable upon achievement of clinical milestones; and (3) payments to be made on specified anniversary dates, some of which were payable in equity, at our discretion. There are no minimum royalties under the agreement.  We made milestone payments as required by the agreement of $100,000 each in March 2006 and 2005.  In April 2007, we issued 26,643 shares of our common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment for 2007.  In March 2008, we made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement.  In April 2008, we issued 30,612 shares of common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment of $150,000.  In April 2009, we made the 2009 anniversary milestone payment of $150,000.  In October 2010, we made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement.  We are obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis.  The potential royalty payment under the license agreement is a mid-single-digit percentage of net sales of the commercialized products licensed under the agreement and there are no minimum royalties required under the agreement.  We are also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones.  Although we have no current development activities planned for this portfolio of compounds, approximately $1.5 million of payments might become due if specific clinical or regulatory milestones are achieved at a future date, subject to our right to terminate the license agreement.  In addition, should we enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.  The agreement remains in effect until the date of the last to expire claim in the patent rights, if not terminated earlier.  Currently, the date of the last to expire claim in the patent rights under this agreement is January 17, 2018, without consideration of the potential for patent term extension or the granting of additional patents. The agreement also provides for termination (i) upon material breach, including nonpayment by us of any monies due, if such breach remains uncured for a period of sixty days, (ii) for bankruptcy and (iii) for our convenience upon thirty days’ written notice.

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

In May 2006, we entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd., or DSP, for an exclusive, sub-licensable license and rights to certain intellectual property and proprietary information, the DSP Agreement, relating to L-threo-3,4-dihydroxyphenylserine, or L-DOPS or droxidopa, including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation.  Pursuant to the DSP Agreement, DSP reserved rights to market droxidopa in Japan, Korea, China and Taiwan that precludes the Company’s commercialization of droxidopa in those markets.  As consideration for these rights, we paid DSP $100,000 and issued 63,131 shares of our common stock, with a value of approximately $4.35 per share, or $274,621.  As additional consideration, we agreed to pay DSP and or its designees: (1) royalties on the sales should any compound be approved for commercial sale; and (2) milestone payments, payable upon achievement of milestones as defined in the agreement.  The potential royalty payment under the license agreement is a mid-single-digit percentage of net sales of the commercialized products licensed under the DSP Agreement.  All of our obligations to pay royalties under the DSP Agreement expire (i) with respect to North America, which is defined to include the United States, Canada and Mexico, eight years after the First Commercial Sale, as defined in the DSP Agreement, in the United States, and (ii) with respect to the remainder of the territory, eleven years after the First Commercial Sale in either the United Kingdom, France, Italy, Germany or Spain.  In January 2007, we received notification that the FDA had granted orphan drug designation for droxidopa for the treatment of symptomatic neurogenic orthostatic hypotension.  Based on the terms of the DSP agreement, the granting of orphan drug designation for droxidopa triggered a milestone payment to DSP of $250,000.  We made such payment in February 2007.  In February 2008, we made a milestone payment under the agreement of $500,000 related to patient dosing in a Phase III study.  In September 2011, we filed our NDA with the FDA seeking approval to market Northera in the United States, triggering a milestone payment to DSP of $750,000.  We made such payment in December 2011.  At December 31, 2013, remaining potential future milestone payments, subject to our right to terminate the license agreement, totaled $2.5 million, including $1.5 million paid upon FDA approval in the first quarter of 2014.  The DSP Agreement has no fixed term and upon expiration of the relevant royalty term, all of the licenses and rights granted to us in the applicable territory under the DSP Agreement shall become irrevocable, perpetual, fully-paid, and royalty-free.  Prior to that, the DSP Agreement provides for termination (i) upon material breach by either party if such breach remains uncured for a period of sixty days from the date the breaching party was notified of such breach, (ii) for bankruptcy by either party upon thirty days written notice and (iii) for our convenience upon sixty days written notice.

Subsequent to execution of the agreement, we agreed that DSP would initiate, and we would fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with cGMP regulations and all existing manufacturing requirements of the FDA.  All such work had been completed  by DSP as of December 31, 2012 and we had recorded cumulative expense of approximately $3.1 million as of that date.

In May 2006, we entered into a development and commercialization agreement with Active Biotech AB to co-develop and commercialize the I-3D portfolio of orally active, dihydroorotate dehydrogenase (DHODH) inhibiting compounds for the treatment of autoimmune diseases and transplant rejection. Under the terms of the development agreement, an initial payment of $1.0 million was made to Active Biotech during 2006 with such funds utilized to cover the initial costs of research and development efforts jointly approved by both parties.  At December 31, 2006, we had expensed the entire $1.0 million payment.  At December 31, 2007, we had expensed cumulative costs of $1.0 million under the program, in excess of the initial payment of $1.0 million, related to costs of research and development.    During 2008, we ceased joint discovery efforts with Active Biotech on this portfolio and, accordingly, recorded no costs related to this program for any subsequent year, including 2013, 2012 or 2011.  In April 2008, we entered into a termination and assignment agreement with Active Biotech, whereby Active Biotech discontinued its participation in the I-3D co-development program and assigned its entire right, title and interest in the portfolio to us in exchange for royalties on future sales. The termination agreement also eliminated our obligation related to payment of potential future development milestones under the development agreement.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our commercial launch of Northera in the United States, product development efforts, our clinical trials, our research and discovery efforts and our regulatory activities.

Given the approval of Northera by the FDA in February 2014, we are focused on evaluating potential strategic opportunities that could include partnerships, out-licensing or the potential sale of the company.  If we are successful in completing such an arrangement, we would not anticipate that capital resources in excess of those available at December 31, 2013 would be needed during 2014, if ever, recognizing that, depending on the nature of the strategic arrangement, our operations as an independent entity might cease.  If we are unable to successfully complete a strategic transaction, we would need to evaluate additional sources of capital to pursue an independent launch of Northera.  If we are unable to obtain additional sources of capital, we would be required to delay or reduce the scope of the launch of Northera in order to extend our capital resources into early 2015.

Regardless of the successful completion of a potential strategic arrangement, the approval of Northera requires significant incremental spending in 2014 including a milestone payment made upon approval to our partner DSP, commencement of the post-approval confirmatory study as required by the FDA and building adequate infrastructure to support regulatory compliance requirements. In addition, we plan to secure the appropriate materials to manufacture an adequate commercial supply of Northera.

Potential sources of additional liquidity include strategic relationships, out-licensing of our products, public or private sales of equity or debt, option exercises and other sources.  We might seek to access the public or private equity markets again when and if conditions are favorable.  However, it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If we are not able to locate adequate sources of additional liquidity when needed, we might be unable to carry out our business plan.  As a result, we might have to significantly delay certain activities or limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Contractual Obligations and Commitments

As of December 31, 2013, we have known contractual obligations and commitments of approximately $24.6 million, primarily related to contracted research and development for our Study 401 trial for Northera in Neurogenic OH, subject to our right to terminate the study without a financial penalty.  To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2013:

	Payments due by period
					More than
Category	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$882,839	$394,869	$487,970	$-	$-
Purchase obligations	23,690,835	9,258,397	14,432,438	-	-

Total	$24,573,673	$9,653,266	$14,920,408	$-	$-

We have also entered into certain other agreements that, based on our future development and commercialization plans as of December 31, 2013, might require us to make contingent milestone payments of up to approximately $4.2 million over the life of the agreements upon the achievement of certain clinical or commercial milestones.  Such future payments are subject to our right to terminate the agreements. In the event that the milestones are not achieved, we elect not to pursue further testing of the drug candidate or we terminate such agreements, we will have no further obligations under the agreements.  The uncertainty relating to the timing and occurrence of the commitments described prevents us from including them in the table above.  A payment of $1.5 million was made in February 2014 related to a milestone due upon FDA approval of Northera. In addition, we committed to the purchase of drug substance, to be used for the commercial production of Northera drug product, from our third-party supplier in March 2014 that, given the exchange rates in affect at that date, totaled approximately $4.6 million.

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

We had previously contracted with a third-party to manufacture commercial quantities of Northera prior to receipt of the 2012 CRL. We might perform similar activities with other product candidates in the future.  The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever.  As such, until final approval to market any our product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

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

As of January 1, 2011, taking into consideration hiring completed and planned by us and the potential impact of forfeitures given the roles of these newly filled positions, we estimated a forfeiture rate of 3%.  Given the events of 2012 and the corporate restructuring announced in July 2012 that have negatively impacted our staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012.  In July 2012 and in January 2013, we again reviewed our estimated forfeiture rate, based upon the adjusted staffing levels resulting from the corporate restructuring and, effective at those dates, modified our estimated forfeiture rate to 11.5% and 10%, respectively.  In periods prior to 2011, our rate of forfeiture was immaterial to the recognition of compensation expense for options.

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

(b)   The unaudited quarterly financial data for the two-year period ended December 31, 2013 is as follows:

	Year ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating expenses	$15,587,992	$7,889,879	$6,088,374	$2,237,258
Loss from operations	(15,587,992)	(7,889,879)	(6,088,374)	(2,237,258)
Other income (expense)	28,774	17,594	12,076	9,150
Net loss	(15,559,218)	(7,872,285)	(6,076,298)	(2,228,108)
Basic and diluted net loss per share (a)	(0.23)	(0.13)	(0.09)	(0.03)

	Year ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (b)
Operating expenses	$3,923,314	$3,340,160	$3,845,922	$5,324,960
Loss from operations	(3,923,314)	(3,340,160)	(3,845,922)	(5,324,960)
Other income (expense)	6,095	4,276	3,239	4,514
Net loss	(3,917,219)	(3,335,884)	(3,842,683)	(5,320,446)
Basic and diluted net loss per share (a)	(0.06)	(0.05)	(0.06)	(0.07)

(a)	Basic and diluted net loss per share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. As such, the sum of the quarters may not necessarily be equal to the full year loss per share amount. Basic and diluted net loss per share are identical since potentially dilutive securities are excluded from the calculations, as the effect would be anti-dilutive for all periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

Management has determined that, as of December 31, 2013, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the 1992 criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and the Guidance for Smaller Public Companies. Based on that assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, which has audited the financial statements included in Part IV, Item 15 of this report, has also audited our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Chelsea Therapeutics International, Ltd. and Subsidiary

We have audited Chelsea Therapeutics International, Ltd. and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Chelsea Therapeutics International, Ltd. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chelsea Therapeutics International, Ltd. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and for the period from April 3, 2002 (inception) through December 31, 2013 of Chelsea Therapeutics International, Ltd. and Subsidiary and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 11, 2014

ITEM 9B.	OTHER INFORMATION.

On March 7, 2014, the Board of Directors of the Company approved the amendment and restatement of the Company’s bylaws (as amended and restated, the “Bylaws”) to add a forum selection provision.  The forum selection provision generally provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Court of Chancery”) shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the General Corporation Law of the State of Delaware or the Company’s certificate of incorporation or bylaws, or (iv) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine, except as to each of (i) through (iv) above, for any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction.

A copy of the Bylaws is filed herewith as Exhibit 3.3.

PART III

ITEM  10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from the information under the headings “Proposal One – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM  11.           EXECUTIVE COMPENSATION.

Incorporated by reference from the information under the headings “Executive Compensation and Other Matters” in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM  13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from the information under the headings “Certain Transactions with Related Persons”, “Proposal One – Election of Directors” and “Corporate Governance Matters” in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM  14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the heading “Audit Committee Report” in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM  15.           EXHIBITS AND FINANCIAL STATEMENTS

(a)    Financial Statements.
The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)   Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

3.1	Certificate of Incorporation for Chelsea Therapeutics International, Ltd., as amended on June 1, 2010	10-Q	11/01/11	3.1

3.2	Certificate of Amendment to Certificate of Incorporation of Chelsea Therapeutics Internationl, Ltd.	8-K	06/11/13	3.1

3.3	Amended and Restated Bylaws of Chelsea Therapeutics International, Ltd.				X

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K+	02/16/05	10.1

10.3	Chelsea Therapeutics International, Ltd. 2004 Stock Plan, as amended, and forms of Notice of Stock Option Grant and Stock Option Agreement, as amended January 25, 2012.	10-K	03/07/12	10.3

10.6	Employment Agreement between Chelsea Therapeutics International, Ltd. and Dr. Simon Pedder, dated March 2, 2012.	10-K	03/07/12	10.6

10.7*	Development and Commercialization Agreement dated as of May 5, 2006 between Active Biotech AB and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.8

10.8*	Exclusive License Agreement effective May 26, 2006 between Dainippon Sumitomo Pharma Co., Ltd. and Chelsea Therapeutics, Inc.	10-Q	08/14/06	10.9

10.9*	Finder’s Agreement dated May 26, 2006 between Paramount BioCapital, Inc. and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.10

10.14	Sales Agreement, dated July 2, 2010, between Chelsea Therapeutics, Ltd. and Cantor Fitzgerald & Co.	S-3	01/10/11	10.16

10.15	Amendment No. 1, dated July 26, 2011, to Sales Agreement, dated July 2, 2010, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	07/26/11	10.15

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.16	Amendment No. 2, dated December 28, 2011, to Sales Agreement, dated July 2, 2010, as amended July 26, 2011, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	12/29/11	10.16

10.17*	Manufacturing Services Agreement, dated November 7, 2011, between Chelsea Therapeutics, Inc. and Patheon Inc.	10-K	03/07/12	10.17

10.18	Severance and Release Agreement, dated as of July 9, 2012, between Chelsea Therapeutics International, Ltd. and Dr. Simon Pedder	8-K	07/13/12	10.17

10.19	Severance Agreement, dates as of October 16, 2012, between Chelsea Therapeutics International, Ltd. And Joseph Oliveto	8-K	10/16/12	10.19

10.20	Amendment No. 3, dated November 26, 2012, to Sales Agreement, dated July 2, 2010, as amended July 26, 2011 and December 28, 2011, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	11/26/12	10.20

10.21	Chelsea Therapeutics International, Ltd. Executive Severance Plan	8-K	04/19/13	10.1

10.22	Chelsea Therapeutics International, Ltd. Executive Retention Bonus Plan	8-K	04/19/13	10.2

21.1	Subsidiaries of Chelsea Therapeutics International, Ltd.	10-K	03/12/07	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials submitted in XBRL format.				X

* The registrant received confidential treatment with respect to certain portions of this exhibit.  Such portions have been omitted from this exhibit and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March 2014.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

By:	/s/ Joseph Oliveto
Joseph Oliveto
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 11th day of March 2014.

Name	Title

/s/ Joseph Oliveto	President, Chief Executive Officer and Director
Joseph Oliveto	(Principal Executive Officer)

/s/ J. Nick Riehle	Vice President, Administration and Chief Financial
J. Nick Riehle	Officer (Principal Financial and Accounting Officer)

/s/ Michael Weiser	Director
Michael Weiser, M.D., Ph.D.

/s/ Kevan Clemens	Director
Kevan Clemens, Ph.D.

/s/ William Rueckert	Director
William D. Rueckert

/s/ Roger Stoll	Director
Roger Stoll, Ph.D.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Chelsea Therapeutics International, Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheets of Chelsea Therapeutics International, Ltd. and Subsidiary (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and for the period from April 3, 2002 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2007, and for the period April 3, 2002 (inception) through December 31, 2007, were audited by other auditors whose report dated March 10, 2008 expressed an unqualified opinion on those statements. The financial statements for the period April 3, 2002 (inception) through December 31, 2007 include total operating expenses and net loss of $37,144,571 and $34,685,202, respectively.  Our opinion on the consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from April 3, 2002 (inception) through December 31, 2013, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea Therapeutics International, Ltd. and Subsidiary at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, and the period from April 3, 2002 (inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chelsea Therapeutics International, Ltd. and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 11th, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 11, 2014

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

/s/ CohnReznick LLP

Roseland, New Jersey
March 10, 2008

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$45,323,062	$28,424,631
Prepaid contract research and manufacturing	915,222	175,192
Other prepaid expenses and other current assets	219,660	176,181
Total current assets	46,457,944	28,776,004
Property and equipment, net	44,578	151,544
	$46,502,522	$28,927,548

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,363,485	$788,073
Accrued compensation and related expenses	213,313	199,935
Accrued restructuring	270,419	841,184
Accrued contract research and manufacturing	372,239	496,901
Other accrued expenses	1,027,394	685,305
Total current liabilities	3,246,850	3,011,398
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 and 100,000,000 shares authorized, 78,433,916 and 67,075,779 shares issued amd outstanding, respectively	7,843	6,708
Additional paid-in capital	274,725,472	240,970,852
Deficit accumulated during the development stage	(231,477,643)	(215,061,410)
Total stockholders' equity	43,255,672	25,916,150
	$46,502,522	$28,927,548

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				April 3, 2002
	For the years ended December 31,			(inception) through
	2013	2012	2011	December 31, 2013

Operating expenses:
Research and development	$10,367,757	$16,744,423	$37,270,138	$172,872,603
Sales and marketing	1,089,053	7,221,800	8,067,709	25,335,429
General and administrative	4,977,546	5,679,485	5,276,146	35,880,704
Restructuring	-	2,157,795	-	2,157,795
Total operating expenses	16,434,356	31,803,503	50,613,993	236,246,531

Operating loss	(16,434,356)	(31,803,503)	(50,613,993)	(236,246,531)
Interest income	18,123	67,594	161,828	5,027,236
Interest expense	-	-	-	(258,348)

Net loss	$(16,416,233)	$(31,735,909)	$(50,452,165)	$(231,477,643)

Net loss per basic and diluted share of common stock	$(0.24)	$(0.47)	$(0.84)

Weighted average number of basic and diluted common shares outstanding	68,825,944	66,892,982	60,136,326

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

						Deficit
				Unpaid	Deferred	accumulated
			Additional	Subscription	stock-	during the	Total
	Common stock		Paid-In	on common	based	development	stockholders'
	Shares	Amount	Capital	stock	compensation	stage	equity
Balance at December 31, 2010	49,790,975	4,979	168,056,121	-	-	(132,873,336)	35,187,764

Sale and issuance of common stock in February 2011 at approximately $3.75 per share, net of issuance costs	10,062,500	1,006	37,725,532	-	-	-	37,726,538

Recovery of short-swing profits, net of expenses	-	-	73,797	-	-	-	73,797

Common stock issued in 2011 at $4.20 per share pursuant to cash exercises of common stock warrants	1,993,444	199	8,372,265	-	-	-	8,372,464

Common stock issued in 2011 at $2.88 per share pursuant to cash exercises of common stock warrants	37,277	4	107,667	-	-	-	107,671

Common stock issued in 2011 at par, pursuant to net-share (cashless) exercises of common stock warrants	149,950	15	(15)	-	-	-	-

Stock-based compensation	-	-	2,648,741	-	-	-	2,648,741

Net loss	-	-	-	-	-	(50,452,165)	(50,452,165)

Balance at December 31, 2011	62,034,146	$6,203	$216,984,108	$-	$-	$(183,325,501)	$33,664,810

Stock-based compensation	-	-	1,828,204	-	-	-	1,828,204

Sale and issuance of common stock in January 2012 at approximately $4.44 per share, net of issuance costs	4,989,275	499	22,151,352	-	-	-	22,151,851

Common stock issued in 2012 at par, pursuant to net-share (cashless) exercises of common stock warrants	17,148	2	(2)	-	-	-	-

Stock options exercised	35,210	4	7,190	-	-	-	7,194

Net loss	-	-	-	-	-	(31,735,909)	(31,735,909)

Balance at December 31, 2012	67,075,779	$6,708	$240,970,852	$-	$-	$(215,061,410)	$25,916,150

Stock-based compensation	-	-	1,847,076	-	-	-	1,847,076

Sale and issuance of common stock in November 2013 at approximately $2.79 per share, net of issuance costs	7,666,667	767	21,358,612	-	-	-	21,359,379

Common stock issued under at-the-market equity offering program at an average sales price of approximately $3.02 per share	3,609,595	360	10,407,928	-	-	-	10,408,288

Stock options exercised	81,875	8	141,004	-	-	-	141,012

Net loss	-	-	-	-	-	(16,416,233)	(16,416,233)

Balance at December 31, 2013	78,433,916	$7,843	$274,725,472	$-	$-	$(231,477,643)	$43,255,672

See accompanying notes to consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				April 3, 2002
				(inception)
	For the years ended December 31,			through
	2013	2012	2011	December 31, 2013
Operating activities:
Net loss	$(16,416,233)	$(31,735,909)	$(50,452,165)	$(231,477,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,847,076	1,828,204	2,648,741	12,665,936
Depreciation and amortization	109,960	127,350	116,465	659,290
Stock issued for license fee	-	-	-	575,023
Non-cash interest expense	-	-	-	34,020
Loss (gain) on disposition of fixed assets	-	25,158	-	22,951
Fair value of warrants for finder's fee	-	-	-	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(783,509)	615,740	(404,377)	(1,134,883)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	792,839	(9,848,177)	(200,603)	2,763,118
Accrued restructuring	(570,765)	841,184	-	270,419
Accrued compensation and related expenses	13,378	(1,219,502)	252,355	213,313
Net cash used in operating activities	(15,007,254)	(39,365,952)	(48,039,584)	(214,974,706)

Investing activities:
Acquisitions of property and equipment	(2,994)	(25,260)	(227,468)	(742,725)
Proceeds from sale of assets	-	12,230	-	15,907
Purchases of short-term investments	-	-	(65,605,570)	(115,143,906)
Redemptions of short-term investments	-	4,500,000	61,105,570	115,143,906
Security deposits	-	38,267	(172)	-
Net cash (used in) provided by investing activities	(2,994)	4,525,237	(4,727,640)	(726,818)

Financing activities:
Proceeds from borrowings from affiliate	-	-	-	1,745,000
(Repayment of) borrowings from line of credit	-	-	-	-
Proceeds from exercise of stock options	141,012	7,194	-	228,935
Proceeds from exercise of common stock warrants	-	-	8,480,135	9,054,546
Proceeds from sales of equity securities, net of issuance costs	31,767,667	22,151,851	37,726,538	250,317,683
Receipt of recovery of short-swing profits	-	-	73,797	73,797
Recapitalization of the Company	-	-	-	(400,000)
Receipt of cash for stock subscription receivable	-	-	-	4,625
Net cash provided by financing activities	31,908,679	22,159,045	46,280,470	261,024,586

Net increase (decrease) in cash and cash equivalents	16,898,431	(12,681,670)	(6,486,754)	45,323,062
Cash and cash equivalents, beginning of period	28,424,631	41,106,301	47,593,055	-
Cash and cash equivalents, end of period	$45,323,062	$28,424,631	$41,106,301	$45,323,062

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-	$224,328

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

In conjunction with the merger and recapitalization of the Company effective February 11, 2005, the Company issued 11,911,357 shares of its common stock in exchange for all of the issued and outstanding shares of Chelsea Therapeutics, Inc.   In addition, in conjunction with and as compensation for facilitating the merger, the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of $2.62 per share and an aggregate fair value of $26,700.  As of December 31, 2013, all of these warrants had been exercised.

In February 2006, in conjunction with and as compensation for activities related to the February 2006 sale of equity securities, the Company issued warrants to purchase 716,666 shares of its common stock, with a purchase price of $3.30 per share and an aggregate fair value of approximately $705,000.  Of these, warrants for the purchase of 486,766 shares went unexercised and expired in February 2013.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products.  Specifically, the Company is developing Northera™ (droxidopa), a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure, dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy.  The Company also has an interest in evaluating other conditions and diseases in which it is hypothesized norepinephrine may play a role, including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder.  The Company has also devoted resources to the development of pharmaceuticals for multiple autoimmune disorders, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

On February 18, 2014, the FDA granted accelerated approval of Northera for the treatment of symptomatic Neurogenic OH.  Northera is the first and only therapy approved by the FDA which demonstrates symptomatic benefit in patients with Neurogenic OH.  We anticipate that Northera sales will begin in the second half of 2014, at the earliest, and that it will be made available in 100 mg, 200 mg and 300 mg doses. The Northera approval was granted under the FDA’s accelerated approval program, which allows for conditional approval of a medicine that fills a serious unmet medical need, provided additional confirmatory studies are conducted.  To this end, a large, multi-center, placebo-controlled, randomized withdrawal study, which includes a 4-week randomized withdrawal phase preceded by a three month open label run-in phase, designed with the goal of definitively establishing the durability of the clinical benefits of Northera, has been preliminarily agreed to with the FDA.  The FDA has also agreed that a period of seven years to complete the study is acceptable, given the size of the study and orphan treatment population.

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

Basis of Presentation

Since inception, the Company has focused primarily on organizing and staffing, negotiating in-licensing agreements with partners, acquiring, developing and securing its proprietary technology, participating in regulatory discussions with the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA and other regulatory agencies, undertaking preclinical trials and clinical trials of product candidates and raising capital.  In addition, during late 2011 and early 2012, the Company conducted activities in preparation for the planned commercial launch of Northera but, upon receipt of the complete response letter, or CRL, from the FDA in March 2012, brought such activities to a close. In February 2014, upon the approval of Northera in the United States, the Company re-initiated such activities to support the commercial launch of Northera that is currently estimated to occur, at the earliest, in the second half of 2014.  The Company is a development stage company and has generated no revenue since inception.

The Company has sustained operating losses since its inception and expects that such losses could continue for the foreseeable future. The Company remains focused on evaluating potential strategic opportunities that could include partnerships, out-licensing or the potential sale of the company.  If successful in completing such an arrangement, the Company would not anticipate that capital resources in excess of those available at December 31, 2013 would be needed during 2014, if ever, recognizing that, depending on the nature of the strategic arrangement, its operations as an independent entity might cease.  If the Company is unable to successfully complete a strategic transaction, additional sources of capital would need to be evaluated to pursue an independent launch of Northera.  If the Company is unable to obtain additional sources of capital, the launch of Northera would need to be delayed or reduced in scope in order to extend its capital resources into early 2015.

Regardless of the successful completion of a potential strategic arrangement, the approval of Northera requires significant incremental spending in 2014 including a milestone payment made upon approval to the Company’s partner DSP, commencement of the post-approval confirmatory study as required by the FDA and building adequate infrastructure to support regulatory compliance requirements. In addition, the Company plans to manufacture an adequate commercial supply of Northera.

Additional sources of capital might include equity issuances, debt arrangements, strategic alliances or other arrangements of a collaborative nature. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, delay or scale back certain activities including its commercialization program, or limit or cease operations in which event its business, financial condition and results of operations would be materially harmed.

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

Short-Term Investments

During early 2012, the Company held short-term investments consisting of investments in certificates of deposit, or CD’s, with maturities of 26-weeks as of the dates of purchase, that were purchased through the Certificate of Deposit Account Registry Service, or CDARS®, all of which were fully redeemed in early 2012.  Investments were made through a single CDARS Network member and when a large deposit was made, that institution used the CDARS service to place funds into CDs issued by other members of the CDARS Network. Investments occur in increments below the standard Federal Deposit Insurance Corporation, or FDIC, insurance maximum ($250,000) so that both principal and interest were eligible for FDIC insurance.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents.  A portion of the Company’s cash has been maintained in non-interest bearing accounts at federally insured financial institutions that, under the Transaction Account Guarantee Program, or TAGP, of the Federal Deposit Insurance Corporation, or FDIC, were fully insured.  This program expired on December 31, 2012.  The Company continues to maintain deposits in commercial accounts in excess of federally insured amounts ($250,000 for each account), primarily in fully liquid interest-bearing money market accounts, money market funds and Treasury funds.  However, while giving consideration to the expiration of the TAGP at December 31, 2012, management believes the Company is not exposed to significant credit risk for its cash and cash equivalents due to the financial position of the depository institutions in which those deposits are held and the nature of the investments.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using undiscounted cash flows. Through December 31, 2013, there has been no such impairment.

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

Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as potentially dilutive securities from stock options and stock warrants would have an antidilutive effect since the Company incurred a net loss. The number of shares of common stock potentially issuable at December 31, 2013, 2012 and 2011 upon exercise or conversion that were not included in the computations of net loss per share were 7,156,709, 9,099,600 and 8,687,452, respectively.

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

The fair value of each option award made to employees and directors during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the assumptions noted in the following table. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company estimated the expected life of the options granted based on anticipated exercises in future periods.  The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock.  Effective January 1, 2011, the Company began relying exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility given that, as of that date, there existed sufficient trading history to be able to determine historical volatility.  As of January 1, 2011, taking into consideration hiring completed and planned by the Company and the potential impact of forfeitures given the roles of these newly filled positions, the Company had estimated a forfeiture rate of 3%.  Given the events of 2012 and the corporate restructuring announced in July 2012 that negatively impacted the Company’s staffing levels, the estimated forfeiture rate was changed to 24% for the first six months of 2012 and the impact of this change in estimate was recognized as a cumulative catch-up and serves to reduce the stock-based compensation costs for the quarter ended June 30, 2012.  In July 2012 and in January 2013, the Company again reviewed its estimated forfeiture rate, based upon the adjusted staffing levels resulting from the corporate restructuring and, effective at those dates, modified the estimated forfeiture rate to 11.5% and 10%, respectively.  Prior to 2011, given the Company’s low historical rate of attrition and the senior nature of the roles for a significant portion of the Company’s  employees, the Company estimated that it would experience no forfeitures or that the rate of forfeiture would be immaterial to the recognition of compensation expense for those options outstanding.  Due to the limited amount of historical data available to the Company, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions.  The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the years ended December 31, 2013, 2012 and 2011:

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,
	2013	2012	2011
Weighted-average risk-free interest rate	0.69%	0.74%	1.83%
Weighted-average expected life of options	4.4 years	5 years	5 years
Expected dividend yield	0%	0%	0%
Weighted-average expected volatility	105.48%	89.73%	87.82%

The table below summarizes the compensation expense recorded by the Company for the years ended December 31, 2013, 2012 and 2011 in conjunction with option grants made to employees and non-employee directors:

	For the year ended December 31,
	2013	2012	2011
Stock-based compensation expense recorded during period	$1,847,076	$1,828,203	$2,648,741
Total unrecognized compensation expense remaining	$2,952,464	$4,173,830	$5,724,738
Remaining average recognition period (in years)	1.88	2.81	1.95

As a result of the Company’s restructuring activities, stock-based compensation recorded for the year ended December 31, 2012 reflects the reversal of stock compensation expense for unvested options that were forfeited during the period and the impact of option modifications made for former executives and former Board members as a component of their resignations.  The expected future amortization expense for unrecognized compensation expense for stock option grants to employees and non-employee directors at December 31, 2013 is as follows:

Year ending December 31, 2014	$1,731,814
Year ending December 31, 2015	876,035
Year ending December 31, 2016	290,407
Year ending December 31, 2017	54,208
$2,952,464

Although no such grants have been made by the Company since 2005 (none of which remain outstanding as of December 31, 2013), option awards to consultants, advisors or other independent contractors are granted with an exercise price equal to the market price of the Company’s stock at the date of the grant, have 10-year contractual terms and vest dependent upon the completion of performance commitments. As such, the value of stock options is measured at the then-current market value as of financial reporting dates and compensation cost is recognized for the net change in the fair value of the options for the reporting period, until such performance commitments are met.  Once each commitment is met, the options that vest in association with that commitment are adjusted, for the last time, to the then-current fair value and compensation cost is recognized accordingly.  No expense related to third-party grants were recognized during 2013, 2012 or 2011.

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

2. Short-term Investments

As of December 31, 2011, the Company held short-term investments of $4.5 million consisting of investments in CD’s with maturities of 26-weeks as of the dates of purchase.   Such investments, made at various times during 2011, were purchased through CDARS and, at maturity, were fully redeemed in early 2012.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible.  At December 31, 2013 and 2012, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $45.3 million and $28.4 million, respectively.  Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

4. Property and equipment:

Property and equipment consist of the following:

	December 31,
	2013	2012
Furniture and fixtures	$285,987	$285,987
Software	57,563	57,563
Leasehold improvements	39,909	39,909
Computer and office equipment	248,572	245,578
	632,031	629,037
Less - accumulated depreciation and amortization	(587,453)	(477,493)
	$44,578	$151,544

Depreciation and amortization expense was $109,960, $127,350 and $116,465 for the years ended December 31, 2013, 2012 and 2011, respectively.

5. Common Stock Offerings

In November 2013, the Company raised gross proceeds of approximately $23.0 million through the sale of 7,666,667 shares of its common stock in a publicly-marketed offering.  These shares were offered pursuant to the Company’s 2012 shelf registration statement.  In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.6 million, resulting in net proceeds of approximately $21.4 million.

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of its common stock up to a value of $20,000,000.  These shares were offered pursuant to the Company’s 2012 shelf registration statement. During the year ended December 31, 2013, 3,609,595 shares of common stock were sold under this program at an average sales price of approximately $3.02 per share, generating gross proceeds of approximately $10.9 million.  In conjunction with this program, the Company paid commissions and other offering-related expenses of approximately $0.5 million, resulting in net proceeds of approximately $10.4 million.  No sales were made under the program during the year ended December 31, 2012.

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

On March 5, 2010, the Company raised gross proceeds of approximately $18.2 million through the sale of 6,700,000 shares of its common stock plus warrants for the purchase of 2,345,000 shares of its common stock (the “2010 Offering”).  These warrants had an aggregate fair value of approximately $3.9 million, permitted the holders to purchase the underlying common shares at $2.79 each or elect a net share settlement and were exercisable in whole at any time, or in part from time to time, during the period commencing six months after the date of issuance and ending three years from the date of issuance.  These shares were offered pursuant to the Company’s 2009 shelf registration statement.  In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.5 million.

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

On March 22, 2007, the Company raised gross proceeds of approximately $12.5 million through the sale of 2,648,306 shares of its common stock plus warrants for the purchase of 794,492 shares of its common stock (the “2007 Placement”).  The aggregate fair value of these warrants was approximately $1.3 million.  The warrants permitted the holders to purchase the underlying common shares at $5.66 each and were exercisable in whole at any time, or in part from time to time, for cash, for five years from the date of issuance.  The warrants were redeemable at par value at the Company’s option in the event that the volume weighted-average closing price of the Company’s common stock is greater than $12.00 per share for any 20 consecutive trading days provided the Company gives 60 business days’ written notice to the holders and simultaneously call all warrants on the same terms.  Under the terms of the 2007 Placement, the Company agreed to and filed a registration statement with the SEC within 30 days of the closing for the shares of common stock sold and the shares of common stock underlying the warrants and such registration became effective on August 7, 2007.   In connection with this offering, the Company paid commissions and other offering-related costs of approximately $1.0 million in cash.

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

In December 2004, Chelsea, Inc. raised gross proceeds of approximately $14.5 million through the sale of 5,532,994 shares of its common stock (the “2004 Placement”). The amount raised includes the conversion of a $1.7 million stockholder loan along with accrued interest, for which a total of 677,919 shares of common stock were issued.  In connection with this offering, Chelsea, Inc. paid commissions and other offering-related costs of approximately $1.0 million in cash and issued warrants to the placement agent for the purchase of 483,701 shares of its common stock with an aggregate fair value of approximately $14,000. The warrants permitted the holders to purchase the underlying common shares at $2.88 per share, and were exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance.

6. Commitments

Facility Lease

On October 21, 2010, the Company entered into an amendment to its lease agreement, dated March 7, 2008, to increase the office space in Charlotte, North Carolina that serves as its corporate headquarters.  Occupancy of the additional space occurred in March 2011.  Occupancy for the originally leased space occurred in May 2008.  Upon taking delivery of the newly added space and upon expiration of a free rental period of six months from the date of delivery, the current monthly payments under the lease are approximately $31,000.  The lease, as amended, expires on or about March 11, 2016 and calls for annual rent increases of 3%.  A security deposit of approximately $38,000 was returned to the Company in 2012 per the terms of the lease.  The future aggregate minimum lease payments under non-cancellable operating leases are approximately $0.9 million through the lease expiration date of March 2016.

Rent expense is normalized over the entire term of the lease such that expense is recognized on a straight-line basis.  Rent expense for the years ended December 31, 2013, 2012 and 2011 was $358,439, $358,439 and $339,963, respectively.

License Agreements

In March 2004, the Company entered into a license agreement with Dr. M. Gopal Nair, Ph.D., of the University of South Alabama College of Medicine, for the rights to use, produce, distribute and market products derived from an invention by Dr. Nair, claimed in US Patent # 5,912,251, entitled “metabolically inert anti-inflammatory and antitumor antifolates”, designated by the Company as CH-1504 and related compounds.  The license provides the Company exclusive, sub-licensable rights, with certain geographic restrictions, for CH-1504 and related compounds. The Company made an upfront payment in May 2004 of $150,000 and milestone payments as required by the agreement of $100,000 each in March 2006 and 2005.  In April 2007, the Company issued 26,643 shares of its common stock, subject to trading restrictions, at a value of approximately $5.63 per share, in settlement of the $150,000 annual milestone payment liability.  In March 2008, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement.  In April 2008, the Company issued 30,612 shares of its common stock, subject to trading restrictions, at a value of approximately $4.90 per share, in settlement of the 2008 anniversary milestone payment.  In April 2009, the Company made the 2009 anniversary milestone payment of $150,000. In September 2010, the Company made a milestone payment of $100,000 related to patient dosing in a Phase II study as required by the agreement.  The Company is obligated to pay royalties under the agreement until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis.  There are no minimum royalties required under the agreement.  The Company is also obligated to make future potential milestone payments based on the achievement of specific development and regulatory approval milestones.  Although the Company has no immediate activities planned for the further development of this portfolio of compounds,  approximately $1.5 million of payments may become due if specific clinical or regulatory milestones are achieved at a future date, subject to the Company’s right to terminate the license agreement.  In addition, should the Company enter into an out-licensing agreement, such payments could be offset by revenue received from the sub-licensee.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2006, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“DSP”) for an exclusive, sub-licensable license, with certain geographic restrictions, and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation.  As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621.  As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, paid upon achievement of milestones as defined in the DSP Agreement.  In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study.  In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA and has remaining potential future milestone payments, subject to the Company’s right to terminate the DSP Agreement, totaling $2.5 million, including a milestone payment of $1.5 million paid upon the approval of the Northera NDA.  The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA.  Such work has been completed and, based on work performed by DSP as of December 31, 2012, the Company had recorded cumulative expense of approximately $3.1 million.

In conjunction with and as consideration for activities related to the execution of the DSP Agreement, the Company entered into a Finder’s Agreement with Paramount BioCapital, Inc. (“Paramount”).  In May 2006, pursuant to the Finder’s Agreement, the Company issued warrants for the purchase of 250,000 shares of its common stock at an exercise price of $4.31 per share.  The exercise of these warrants was conditioned on an event that occurred in January 2007 and, accordingly, the Company recorded a charge for the fair value of the warrants at January 2007 of $433,750.  The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of the warrants at the date the condition lapsed, based on a risk-free interest rate of 4.79%, an expected life of three years, an expected dividend yield of 0%, an expected volatility of 66.01% and no estimated forfeitures.  In May 2013, all of these warrants expired unexercised.  As additional consideration, the Company agreed to (1) make future milestone payments to Paramount, upon achievement of milestones as defined in the Finder’s Agreement, (2) pay royalties on sales should any licensed compound become available for commercial sale, and (3) compensate a stated third-party consultant for services rendered in the evaluation of the transaction with DSP.  The Company has remaining potential future milestone payments under the Finder’s Agreement of $150,000.

The amount expended under these agreements and charged to research and development expense was $750,000 during the year ended December 31, 2011. In February 2014, the Company made a payment of $1.5 million to DSP in conjunction with and as a result of the approval of Northera.

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

In April 2008, the Company and AB entered into a termination and assignment agreement (the “Termination Agreement”), whereby AB discontinued its participation in the I-3D co-development program and assigned its entire right, title and interest in the portfolio to the Company in exchange for royalties on future sales. The Termination Agreement also eliminated the Company’s obligation related to payment of potential future development milestones under the Development Agreement.  The Company has recorded no costs related to this program during 2013, 2012 or 2011.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities.  These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities as contracted at December 31, 2013.  However, should a need arise to cancel activities under these contracts, there might be cancellation fees that could be punitive in nature.

In addition, the Company had contracted with a third party for the manufacture of commercial quantities of Northera prior to the date of final marketing approval and might perform similar activities for other of its product candidates in the future.  The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever.  This risk notwithstanding, the Company initiated such activities with its primary supplier of active pharmaceutical ingredient of Northera in December 2010 and had incurred expenses of approximately $1.2 million and $3.8 million related to these activities during 2012 and 2011, respectively.  No such expenses were incurred during the year ended December 31, 2013.  Until final approval to market any of the Company’s product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.  As such, the costs of material purchased prior to the approval of Northera is not recorded as a cost of inventory and, accordingly, will not result in charges to costs of goods sold once sales of Northera commence.  In addition, in October 2011, the Company committed to the purchase of active pharmaceutical ingredient from DSP to be used in the production of commercial inventory in preparation for the market launch of Northera in the United States with a value of approximately $7.2 million, given exchange rates at that time.  A small initial shipment of this material was delivered in the first quarter of 2012.  In October 2012, the Company obtained a written waiver from the third-party manufacturer wherein the Company was released from its obligation to purchase the remaining material under this agreement.  In February 2014, the Company agreed to purchase the remainder of this material for approximately $4.6 million, given current exchange rates.

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

Commitments under research and development programs represent contractual commitments entered into for materials and services in the normal course of business and totaled approximately $23.6 million at December 31, 2013, primarily related to contracted research and development for our Study 401 trial for Northera in Neurogenic OH, subject to our right to terminate the study without a financial penalty.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.  Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of the Company’s common stock from November 3, 2008 through March 28, 2012.  On November 16, 2012, the Company and the other defendants moved to dismiss the complaint.  On October 10, 2013, the court granted the motion to dismiss with prejudice and entered judgment in favor of the defendants.  On November 8, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit.  Briefing of the appeal began in January 2014.  The Company and its officers intend to vigorously defend against the appeal but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of the Company’s board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to the development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina ruled upon the motion to dismiss that the Company and its officers filed in November 2012 in response to the consolidated complaint in the class action. After the dismissal of the class action and the filing of the notice of appeal in that case, plaintiff in this action sought to proceed with the case and the parties entered into a scheduling stipulation in January 2014, subsequently approved by the Court of Chancery, for the briefing of defendants’ motions to stay the action and to dismiss the complaint.

Retention Bonus Plans

In 2013, the Company implemented an Executive Retention Bonus Plan and an Employee Retention Bonus Plan.  Under their respective plans, executives and employees employed by the Company as of April 23, 2013, are eligible to receive a bonus payment when the Company obtains approval from the FDA to market Northera in the U.S. if they remained employees as of the date of approval.  Further, board members are also eligible to receive a bonus payment, upon approval, based on total 2013 board compensation.  As the approval was obtained in February 2014, the Company became obligated to make bonus payments of approximately $1.3 million in the aggregate to qualifying directors, executives and employees.  Such amount has been paid and recognized in the first quarter of 2014. (see Note 12).

In addition, directors, executives and employees are eligible to receive a bonus payment should the Company enter into a transaction that results in (i) the sale, lease, exchange or other transfer of substantially all of the assets of the Company; (ii) any person not a shareholder on the date of grant becoming the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of the Company’s outstanding securities other than through a traditional financing transaction; or, (iii) a merger or consolidation to which the Company is a party occurring that results in the shareholders of the Company having beneficial ownership of less than 50% of the combined voting power of the surviving company’s outstanding securities immediately following such a transaction.  If such a transaction should occur, the Company would be obligated to make bonus payments of approximately $1.3 million in the aggregate to qualifying directors, executives and employees for each event, calculated based on headcount as of December 31, 2013.  As these bonus payments are conditioned on an event that has yet to occur, no expense will be recorded by the Company unless and until the conditions for payment have been met.

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

As of December 31, 2013, no shares of preferred stock were issued and outstanding.

Common Stock

In June 2013, at the Company’s annual meeting of shareholders, an amendment to the Company’s Certificate of Incorporation was approved to increase the number of authorized shares of the Company’s capital stock from 105,000,000 shares to 205,000,000 shares and to increase the number of authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares.

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

Warrants

At December 31, 2013, the Company had no outstanding warrants.  At December 31, 2012, the Company had outstanding warrants to purchase 2,023,530  shares of the Company's common stock.  Warrants outstanding as of December 31, 2012 were issued at prices ranging from $2.79 to $4.31 per share.

On March 5, 2010, in conjunction with the 2010 Offering, the Company issued warrants for the purchase of 2,345,000 shares of its common stock.  These warrants had an aggregate fair value of approximately $3.9 million, permit the holders to purchase the underlying common shares at $2.79 each or elect a net share settlement and are exercisable in whole at any time, or in part from time to time, during the period commencing six months after the date of issuance and ending three years from the date of issuance.  Warrants for the purchase of 1,286,764 shares of the Company’s stock remained unexercised and expired on March 5, 2013.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2006, in conjunction with and as compensation for activities related to the product license agreement with DSP (see Note 6) and under a finder’s agreement, the Company issued warrants to purchase 250,000 shares of its common stock, with an exercise price of $4.31 per share.  The exercise of these warrants was conditioned on an event that did not occur until January 2007.  As such, in January 2007, the Company recorded a charge based on the warrants’ aggregate fair value at that date of $433,750.  The warrants permit the holders to purchase the underlying common shares at $4.31 per share, and are exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance.  These warrants remained unexercised and expired in May 2013.

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

The Company also issued warrants to its placement agent for the 2006 Placement to purchase 716,666 shares of its common stock with an exercise price of 110% of the purchase price per share based on shares sold in the 2006 Placement, or $3.30 per share and an aggregate fair value of approximately $705,000. These warrants are exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance.  These warrants remained unexercised and expired in February 2013.

In February 2005, in conjunction with and as compensation for facilitating the Merger (see Note 1), the Company issued warrants for the purchase of 105,516 shares of its common stock at an exercise price of approximately $2.62 per share.  The aggregate fair value of these warrants was approximately $26,700.  These warrants were exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance.  As of December 31, 2013, all of these warrants had been exercised by the holders.

In December 2004, as compensation for fundraising efforts related to the 2004 Placement (see Note 5), the Company issued warrants to purchase 483,701 shares of its common stock, with a purchase price of 110% of the purchase price per share based on shares sold in the 2004 Placement, or, as converted under terms of the Merger Agreement, approximately $2.89 per share.  The aggregate fair value of these warrants was approximately $14,000.  The warrants permit the holders to purchase the underlying common shares at $2.88 per share, and were exercisable in whole at any time, or in part from time to time, for cash or in a net share settlement, for seven years from the date of issuance.  These warrants  had all been exercised by the holders prior to December 2011.

Exercise of Common Stock Warrants

No warrants were exercised during the year ended December 31, 2013.

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2013, 2012 and 2011, the Company granted stock options to employees and non-employee directors as follows:

	For the years ended December 31,
	2013	2012	2011
Options granted during period	985,500	2,136,000	1,190,500
Weighted average exercise price	$1.10	$3.26	$6.91
Weighted average grant date fair value	$0.77	$2.21	$4.60

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

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of December 31, 2013 of $4.43 per share for those awards that have an exercise price below the quoted closing price. The table below summarizes options outstanding, options vested and aggregate intrinsic value as of December 31, 2013:

Total options outstanding under the Plan	7,156,709
Weighted average remaining contractual life (in years)	5.76
Weighted average exercise price per share	$3.52
Total options oustanding and vested	4,728,834
Total in-the-money options oustanding	4,452,709
Aggregate intrinsic value of in-the-money options outstanding	$10,638,099
Total in-the-money options vested and outstanding	2,784,459
Aggregate intrinsic value of in-the-money options outstanding and vested	$5,369,137

Each option granted to employees and non-employee directors during 2013, 2012 and 2011, other than those granted to non-employee directors on April 15, 2013 more fully described above, vests as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date.  Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors.  Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors.  As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan.  Effective June 5, 2012, the Plan was amended to modify Section 5.2, removing a sentence that could be interpreted as allowing repricing of options issued under the Plan.

During the years ended December 31, 2013, 2012 and 2011, options for 822,986, 837,150 and 40,000 shares were forfeited by former employees and non-employee directors of the Company.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information since inception is as follows:

	Available	Activity/	Wtd Avg
	For Grant	Balance	Exercise Price
Establish 2002 Option Plan	1,085,648	-	$0.00
Balance at December 31, 2002	1,085,648	-

2003 Activity	-	-	$0.00
Balance at December 31, 2003	1,085,648	-

Cancel 2002 Stock Option Plan	(1,085,648)	-	$0.00
Establish 2004 Stock Option Plan	1,085,648	-	$0.00
2004 Option grants	(363,835)	363,835	$0.56
Balance at December 31, 2004	721,813	363,835

2005 Plan Amendment	410,784	-
2005 Option grants	(761,451)	761,451	$2.66
2005 Cancellations	58,683	(58,683)	$2.62
2005 Exercises	-	(14,663)	$0.07
Balance at December 31, 2005	429,829	1,051,940

2006 Plan Amendments	1,148,568	-
2006 Option grants	(668,085)	668,085	$3.61
2006 Cancellations	8,802	(8,802)	$2.62
2006 Exercises	-	(78,683)	$0.06
Balance at December 31, 2006	919,114	1,632,540

2007 Plan Amendments	1,500,000	-
2007 Option grants	(665,500)	665,500	$5.72
2007 Exercises	-	(17,868)	$0.88
Balance at December 31, 2007	1,753,614	2,280,172

2008 Option grants	(837,500)	837,500	$6.11
2008 Cancellations	148,802	(148,802)	$4.95
2008 Exercises	-	(94,230)	$0.63
Balance at December 31, 2008	1,064,916	2,874,640

2009 Plan Amendments	855,000	-
2009 Option grants	(938,290)	938,290	$1.99
Balance at December 31, 2009	981,626	3,812,930

2010 Plan Amendments	1,200,000	-
2010 Option grants	(861,000)	861,000	$3.10
2010 Cancellations	12,000	(12,000)	$2.93
Balance at December 31, 2010	1,332,626	4,661,930

2011 Plan Amendments	1,200,000	-
2011 Option grants	(1,190,500)	1,190,500	$6.91
2011 Cancellations	40,000	(40,000)	$5.07
Balance at December 31, 2011	1,382,126	5,812,430

2012 Plan Amendments	3,000,000	-
2012 Option grants	(2,136,000)	2,136,000	$3.26
2012 Exercises	-	(35,210)	$0.20
2012 Cancellations	-	(837,150)	$4.74
Balance at December 31, 2012	2,246,126	7,076,070

2013 Option grants	(985,500)	985,500	$1.10
2013 Exercises	-	(81,875)	$1.72
2013 Cancellations	-	(822,986)	$4.71
Balance at December 31, 2013	1,260,626	7,156,709

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2013, options for the purchase of 81,875 shares of the common stock of the Company were exercised at a weighted-average exercise price of approximately $1.72 per share and an aggregate intrinsic value at the dates of exercise of approximately $49,900.  During 2012, options for the purchase of 35,210 shares of the common stock of the Company were exercised at an exercise price of approximately $0.20 per share and an aggregate intrinsic value at the date of exercise of approximately $44,900.  During the year ended December 31, 2011, no options were exercised.  The weighted average exercise price for all vested and unvested options outstanding as of December 31, 2013, 2012 and 2011 is approximately $3.52, $3.97 and $4.32 per share, respectively.

 Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2013	2012
Common stock warrants outstanding	-	2,023,530
Common stock options outstanding	7,156,709	7,076,070
Common stock options available for future grants	1,260,626	2,246,126
	8,417,335	11,345,726

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

The Company and its subsidiaries file tax returns in the United States and a small number of state jurisdictions.  The statute of limitations for examination of the Company’s returns has expired for years prior to 2010.  There are no income tax examinations currently in process nor has the Company been subject to examination since inception. The material jurisdictions subject to potential examination by taxing authorities for open tax years primarily include the United States and the State of North Carolina.

The components of the deferred tax assets and the valuation allowance are shown below.  The state carryforwards are shown net of federal tax.

	December 31,
	2013	2012(1)
Deferred tax assets:
Net operating loss carryforward - Federal	$71,092,552	$65,943,411
Net operating loss carryforward - State	9,618,404	8,921,756
Licensing costs, net of amortization	797,329	878,519
Compensation costs and deferred stock compensation	1,633,267	1,683,583
Inventory purchases prior to commercialization	2,671,034	2,671,034
Other temporary differences	248,677	202,462
	86,061,263	80,300,765
Less valuation allowance	(86,061,263)	(80,300,765)
	$-	$-

(1)     Amounts have been revised to reflect certain deferred tax balances which were previously netted in order to conform to the 2013 presentation.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the difference between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the losses before income tax benefit are as follows:

	December 31,
	2013	2012
Rate reconciliation:
Statutory federal rate	-34.00%	-34.00%
State income tax rate (net of federal benefit)	-4.60%	-4.60%
Certain non-deductible expenses	3.51%	1.61%
Effect of increase in valuation allowance	35.09%	36.99%
Effective tax rate	0.00%	0.00%

Given the Company’s history of incurring operating losses, the Company’s ability to realize its deferred tax assets is not considered more likely than not.  As a result, a valuation allowance equal to the total deferred tax assets has been established.  The valuation allowance as of December 31, 2013 and 2012 was approximately $86.1 million and $80.3 million, respectively.  The increase in the valuation allowance during 2013 is primarily related to the increase in net operating losses.

At December 31, 2013, the Company had potentially utilizable federal and state net operating loss carryforwards of approximately $209.1 million.  The net operating loss carryforwards expire in various amounts for federal and state tax purposes through 2033 and 2028, respectively.

Under limitations imposed by Internal Revenue Code Section 382, or IRC§382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL carryforwards.  During 2011, the Company undertook, with the assistance of its tax advisors, a detailed study in order to determine any potential IRC§382 limitations on its ability to utilize, in future periods, its federal NOL carryforwards.  This detailed study resulted in a determination that there had been two ownership changes previously, as defined by IRC§382, limiting the Company’s NOLs available for federal tax purposes to approximately $165.6 million at December 31, 2013.  However, all NOLs would be available for use prior to their expiration, resulting in no adjustment to the tax provision and disclosure at December 31, 2013.  In future years, after utilizing the $165.6 million of NOLs currently available and any unrestricted future tax losses generated, the use of the remainder of the Company's NOLs at December 31, 2013 would be limited to approximately $7.6 million for 2014, approximately $4.1 million annually for the years from 2015 to 2022 and the remainder in 2023.  Any portion of an NOL limited by IRC§382 not used in a given year can be carried forward to subsequent years. The Company has not performed an ownership change analysis since 2011. NOLs generated since the last study could be subject to limitation, which would have no financial statement impact due to the full valuation allowance. Management will perform a full analysis of ownership changes prior to utilizing any net operating losses.

Although the Company believes that it is qualified for research and development tax credits, a detailed study has not been completed as utilization of such credits is not available until the Company exhausts its available NOL carryforwards.  However, similar limitations might be expected under Internal Revenue Code Section 383, or IRC§383, on the utilization of research and development tax credits that may be available to the Company.  The Company is currently unable to fully estimate the impact of any such available research and development tax credits and any related IRC§383 limitations nor has it undertaken the steps necessary to fully estimate the potential benefits that may be available to it from the utilization of research and development tax credits in future periods.

9. Savings and Retirement Plan

During 2005, the Company established a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. The Company matches such contributions up to a maximum of 4% of the employee's compensation, as defined and subject to applicable IRS limitations. For the years ended December 31, 2013, 2012 and 2011, the Company made contributions of approximately $118,000, $196,000 and $211,000, respectively.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Restructuring

In July 2012, the Company, at the direction of its Board of Directors, initiated a corporate restructuring under which the number of employees were significantly reduced, retaining only those employees necessary to continue the Company’s efforts to obtain marketing approval for Northera in the United States. This reduction in force primarily, but not exclusively, impacted those positions that had been filled in 2011 and 2012 to support the planned commercialization of Northera in the United States.  In addition, the Company’s Chief Executive Officer, or CEO, and its Vice President of Sales and Marketing left the Company.  The Company’s Vice President of Operations was appointed interim President and CEO and in January 2013 was named President and CEO and appointed to the Company’s Board of Directors.  At the Board level, the Chairman of the Board stepped down, but remains a director while another existing director assumed the role of Chairman.  The former CEO and two other directors also resigned from the Board.

As a result of the significant headcount reduction and given the increased workloads for those employees and directors that remain with the Company, the costs savings initiatives announced on June 7, 2012 involving a 25% reduction in pay for all corporate executive officers and a similar reduction in directors’ fees were terminated.  Nearly all of the non-officers who were to have transitioned to part-time employment pursuant to that costs savings initiative have been terminated as part of the reduction in force.  Those non-officers remaining with the Company that were to have transitioned to reduced schedules have been reinstated as full-time employees.  The previously announced suspension of 2012 performance bonuses for all employees remains in effect.  A performance bonus program is expected to be reestablished for 2014.

Other than severance payments that continue to be made to its former CEO per the terms of his severance agreement, the Company completed all other severance payments related to the reduction in force in early 2013.  As a component of his departure, the Company accelerated the vesting of all unvested options that had been previously granted to its former CEO and extended the period in which those options could be exercised from 90 days from the date of termination to two years from that date.  All options granted to the former CEO remain unexercised and outstanding at December 31, 2013.  For the directors that resigned from the Board, the Company accelerated the vesting of all unvested options that had been previously granted and extended the period in which those options could be exercised from 180 days from the date of separation to one year from that date.  Of those, options for the purchase of 100,210 shares were exercised in 2012 and 2013 while options for the purchase of 335,000 shares expired unexercised in July 2013.  For the former Vice President of Sales and Marketing, the Company agreed that options would continue to vest and could be exercised until the end of his severance period plus 90 days.  All such options expired unexercised in May 2013.  Given that all of these options were out of the money as of the dates of the modifications, the impact of these exercise and vesting period modifications did not generate any incremental stock-based compensation expense.  However, as such modifications are required to be treated as a cancellation of the original grants and the issuance of a new grant, adjustments were needed in order to true-up stock-based compensation expense recorded for those options in 2012 based upon their adjusted fair value.

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

During 2012, the Company established a reserve related to the costs of the restructuring totaling approximately $2.5 million.  As of December 31, 2013, the Company had made cash payments of approximately $2.1 million related to this reserve and had made other non-cash adjustments of approximately $0.1 million.  The activity associated with the reserve established by the Company for restructuring charges associated with these actions for the year ended December 31, 2013 are as follows:

	Restructuring			Adjustments,	Restructuring
	Liabilities as of			Non-cash items	Liabilities as of
	December 31,	Charges to the	Cash	and Changes	December 31,
	2012	Reserve	Payments	to Estimates	2013
Employee related costs:
Severance and salary continuation	$814,028	$-	$(543,396)	$(11,493)	$259,139
Related payroll taxes	19,926	-	(18,876)	10,230	11,280
Benefits	7,230	-	(8,493)	1,263	-
Other costs	-	-	-	-	-
Totals	$841,184	$-	$(570,765)	$-	$270,419

 CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Subsequent Events

Grant of Stock Options

In January 2014, the Company granted options for the purchase of 892,500 shares of its common stock to employees and non-employee directors. These grants had a weighted average exercise price of $4.63 per share, a weighted average fair value of $3.70 per share and were granted at an exercise price equal to or greater than the closing market value of the Company’s stock on the dates of grant.

Northera NDA Approval

In April 2013, at the direction of its Board of Directors, the Company implemented an Executive Retention Bonus Plan and an Employee Retention Bonus Plan.  Under their respective plans, executives and employees employed by the Company as of April 23, 2013, are eligible to receive a bonus payment when the Company obtains approval from the FDA to market Northera in the U.S. (see Note 6).  In addition, members of the Company’s Board of Directors are also eligible to receive a bonus payment upon FDA approval of Northera.  As the approval was obtained in February 2014, the Company became obligated to make bonus payments of approximately $1.3 million in the aggregate to qualifying board members, executives and employees.  Such amount was paid and recorded in the first quarter of 2014.

Upon obtaining FDA approval of Northera, the Company was obligated and made a milestone payment under its DSP Agreement (see Note 6) of $1.5 million.  Such payment was made in February 2014.

