Form 10-K/A
period 2013-12-31
Chelsea Therapeutics International, Ltd.
filed 2014-04-30
CIK 1333763

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

Commission file number 000-51462

_________________________

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

(Exact name of Registrant as specified in its charter)

Delaware	7420274202
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

At April 29, 2014, 78,697,126 shares of the Registrant's common stock, $.0001 par value per share, were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2014 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, except where the context provides otherwise, references to “we,” “us,” “our” and similar terms mean Chelsea Therapeutics International, Ltd., Ivory Capital Corporation and Chelsea Therapeutics, Inc. When we refer to business and financial information relating to periods prior to December 31, 2004, we are referring to the business and financial information of Chelsea Therapeutics, Inc. unless the context requires otherwise. When we refer to business and financial information for periods between January 1, 2005 and July 28, 2005, we are referring to the business and financial information of Ivory Capital Corporation.

ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

INFORMATION ABOUT DIRECTORS

We believe that our Board as a whole should encompass a range of talent, skill, diversity and expertise enabling it to provide sound guidance with respect to our operations and interests. In addition to considering a candidate’s background and accomplishments, the Nominating and Governance Committee reviews candidates in the context of the current composition of the Board and the evolving needs of our business. In accordance with the listing standards of The NASDAQ Stock Market (the “NASDAQ Rules”) we have charged our Nominating and Governance committee with ensuring that at least a majority of the directors qualify as “independent” under the NASDAQ Rules. See “Board Committees” for a discussion of the factors that are considered in selecting our director nominees.

Our Board of Directors is responsible for the general management of the company. Our certificate of incorporation and bylaws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our Board of Directors, provided that the number of authorized directors shall not be less than five or more than nine. The current number of authorized directors is seven. Between July 9, 2012 and January 22, 2014, our Board was composed of four directors. Since January 22, 2014, our Board has been composed of five directors. The Board of Directors continues to evaluate candidates to join the Board to fill the current vacancies.

We have historically separated the position of Chairman, currently independent director Dr. Michael Weiser, and that of President and Chief Executive Officer, currently Mr. Joseph Oliveto. While the Board believes the separation of these positions has served our company well, and intends to maintain this separation where appropriate and practicable, the Board does not believe that it is appropriate to prohibit one person from serving as both Chairman and Chief Executive Officer. We believe our leadership structure is appropriate given the size of our company in terms of number of employees, Dr. Weiser’s experience in medical research and as a member of the board of multiple pharmaceutical and biotechnology companies and Mr. Oliveto’s experience in drug development, comprehensive launch programs and understanding of our company and industry.

The name of and certain information regarding each our board members as of April 29, 2014 is set forth below, which information is based on data furnished to us by the directors. There are no family relationships among our directors or executive officers. When referencing how long each director has served, we have included the time periods for which the directors served on the Board of Directors of Ivory Capital Corporation and Chelsea Therapeutics, Inc., our predecessor companies. The business address for each director for matters regarding our company is 3530 Toringdon Way, Suite 200, Charlotte, NC 28277.

Name—Director Since	Age	Position(s) With Chelsea Therapeutics
Michael Weiser—April 2002	51	Chairman of the Board of Directors
Kevan Clemens—September 2004	69	Director
William D. Rueckert—July 2009	61	Director
Roger Stoll—February 2008	71	Director
Joseph Oliveto—January 2014	46	President, Chief Executive Officer and Director

Michael Weiser, M.D., Ph.D.— Dr. Weiser has served on our Board of Directors since our inception in April 2002, and also served as our interim President from April 2002 until October 2003. Dr. Weiser founded Actin Biomed, LLC, a New York-based healthcare group, in December 2006 and has served as its co-chairman since that time. Prior to that, Dr. Weiser was the Director of Research for Paramount BioScience, LLC from February 2005 until December 2006 and was the Director of Research of Paramount BioCapital Asset Management, Inc. from July 1998 until February 2005. Dr. Weiser currently serves as a director of Emisphere Technologies, Inc. and ZioPharm Oncology, Inc., both publicly traded pharmaceutical companies. He also serves as a director of several other privately held biotechnology companies. Dr.  Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine, where he also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience. Among other experience, qualifications, attributes and skills, Dr. Weiser’s significant experience in medical research and with publicly traded pharmaceutical companies led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our company in light of our business and structure.

Kevan Clemens, Ph.D.— Dr. Clemens has served on our Board of Directors since September 2004. In 2004, Dr. Clemens retired after 30 years of experience in the pharmaceutical industry. In his last position as Executive VP/Business Director at Hoffmann-La Roche, he ran the successful Global Oncology business that included strategic/business plans and the development/marketing of the products. Prior to that he was Global Head of Specialty Care, Global Head of Project Management and the Head of Clinical Operations for North and South America. Dr. Clemens worked for 25 years at Labratorios Syntex SA and Hoffman-LaRoche in development, sales and marketing positions including as Head of Pharmacoeconomics & Pricing. Dr. Clemens also served on the board of directors of Kosan Biosciences Incorporated from 2005 to 2008. Dr. Clemens obtained his Ph.D. in Chemistry from the University College London. Among other experience, qualifications, attributes and skills, Dr. Clemens’ significant experience in drug development let to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our company in light of our business and structure.

William D. Rueckert, B.A.— Mr. Rueckert joined our Board of Directors in July 2009. Mr. Rueckert is the Managing Member of Oyster Management Group LLC, an investment fund specializing in community banks, a director of MEI Pharma, a NASDAQ- listed drug development company and a director of Fairfield County Bank, a mutually owned, community bank based in Ridgefield, Connecticut. Prior to his current positions, from 1991 to 2006 he was President and director of Rosow & Company, a private investment firm based in Connecticut. From 1988 until 1990, he held positions as Treasurer of Moore & Munger, Inc., a company with interests in the petroleum and resort development industries. Prior to that, he was President of United States Oil Company, a publicly traded oil exploration business. From 2009 to 2012, Mr. Rueckert served as a director and Chairman of Novogen Limited, and from 2007 to 2009, he served as a director of MEI Pharma, Inc., formerly known as Marshall Edwards, Inc., a majority owned, NASDAQ-listed subsidiary of Novogen Limited. Mr. Rueckert was elected to the MEI Pharma, Inc. board of directors for a second time in 2011. From 2006 until 2008 Mr. Rueckert was a director of Nano Mask Inc., a public manufacturer and marketer of respiratory filtration devices. Mr. Rueckert served as a director of Glycotex, Inc., a privately held company, from 2006 to 2012. Among his many civic associations, Mr. Rueckert is director and president of the Cleveland H. Dodge Foundation, a private philanthropic organization in New York City and Chairman of the Board of the Trustees of Teachers College, Columbia University. Mr. Rueckert has a B.A. from the University of New Hampshire. Among other experience, qualifications, attributes and skills, Mr. Rueckert’s significant experience in leading publicly traded companies led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our company in light of our business and structure.

Roger Stoll, Ph.D.— Dr. Stoll joined our Board of Directors in February 2008. Dr. Stoll served as Executive Chairman of Cortex Pharmaceuticals, a publicly traded company focused on drug discovery and development, from August 2008 through August 2012. From August 2002 to August 2008, Dr. Stoll was the Chairman, President and CEO of Cortex Pharmaceuticals. Prior to that, he was the Executive Vice President of Fresenius Medical Care—North America, where he oversaw both the dialysis products and laboratory services groups. From 1991 to 1998, Dr. Stoll was Chief Executive of Ohmeda, Inc. and served on the board of directors of The BOC Group, Plc in the UK, the parent of Ohmeda. Prior to that, Dr. Stoll held positions of increasing responsibility within the pharmaceutical industry including President of the Consumer Health Care Group of Miles Laboratories, Executive Vice President and General Manager of the worldwide Diagnostics Business Unit at Bayer AG, Director of Clinical Pharmacology and President of the American Critical Care Division of American Hospital Supply Corp (now Baxter International). He began his career at The Upjohn Company where he conducted human pharmacokinetic and drug metabolism clinical trials in all phases of drug development. Dr. Stoll currently serves on the Board of Directors of Cortex Pharmaceuticals, Inc. and Delcath Systems, Inc., both publicly traded companies. Previous board experience also includes serving as a director of St. Jude Medical, Inc.; Agensys; and Questor, Inc. Dr. Stoll received his bachelor’s degree in pharmacy from Ferris State University, a Ph.D. in Biopharmaceutics from the University of Connecticut, and performed postdoctoral studies in pharmacokinetics and drug metabolism at the University of Michigan. Among other experience, qualifications, attributes and skills, Dr. Stoll’s significant experience in drug development led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our company in light of our business and structure.

Joseph G. Oliveto, MBA—Mr. Oliveto was named President and Chief Executive Officer on January 22, 2014 and joined our Board of Directors on the same date. Mr. Oliveto was appointed as Interim President and Chief Executive Officer of our Company in July 2012 in conjunction with the resignation of our former CEO during the restructuring announced at that time. He joined us in June 2008 as Vice President of Operations following a two-year assignment as Executive in Residence at Pappas Ventures, a life sciences venture capital firm. Prior to Pappas Ventures, Mr. Oliveto served in a number of progressively senior positions at Hoffmann-La Roche, most recently as the Global Alliance Director for Roche's licensing organization. Previous experience at Roche includes clinical development, project management, manufacturing process improvement and global business. During his tenure, he played an integral part in the success of multiple NDA filings, developed comprehensive launch programs, including those for both Pegasys and Copegus, and closed multiple licensing deals. Mr. Oliveto obtained a BA in Chemistry and an MBA from Rutgers University. Among other experience, qualifications, attributes and skills, Mr. Oliveto’s significant experience in drug development and comprehensive launch programs led to the conclusion of our Nominating and Governance Committee and of our full Board that he should serve as a director of our company in light of our business and structure.

The information required by Item 10 with respect to identification of our executive officers has been included in Item 1 of the Form 10-K, filed with the SEC on March 11, 2014, in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Corporate Governance Matters

Board Committees

Our Board of Directors has an Audit and Risk Management Committee, a Compensation Committee and a Nominating and Governance Committee, each of which consists entirely of independent directors in accordance with the Nasdaq Marketplace Rules. We also have a Strategic Advisory Committee. Our Board may also establish other committees from time to time to assist in the discharge of its responsibilities.

The Audit and Risk Management Committee’s purpose is to oversee our accounting and financial reporting principles and policies and internal controls and procedures, oversee our financial statements and the independent audit thereof, select, evaluate and, where deemed appropriate, replace the outside auditors and evaluate the independence of the outside auditors. The Audit and Risk Management Committee also is responsible for overseeing and evaluating risks posed to our company, including any risks related to financial assets and accounting. See “Risk Oversight” below. The Audit and Risk Management Committee is comprised of Mr. Rueckert (Chairman), Dr. Stoll, Dr. Weiser and Dr. Clemens. Our Board has determined that Dr. Stoll qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC.

The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our executive officers and other employees, and administers our various incentive compensation and benefit plans. The Compensation Committee is comprised of Dr. Clemens (Chairman), Dr. Stoll, Dr. Weiser and Mr. Rueckert.

The Nominating and Governance Committee is responsible for recommending director candidates to our Board of Directors, developing, periodically reviewing and overseeing procedures for stockholders to nominate director candidates, developing, periodically reviewing and recommending to our Board a set of corporate governance principles and administering our codes of business conduct and ethics. In addition, it is the policy of the Nominating and Governance Committee to meet regularly to discuss Chief Executive Officer succession plans. The Nominating and Governance Committee is comprised of Dr. Stoll (Chairman), Dr. Clemens, Dr. Weiser and Mr. Rueckert.

The purpose of the Strategic Advisory Committee is to provide long-range strategic guidance on our scientific, business and organizational direction with our management team. The Strategic Advisory Committee is specifically involved in developing and maintaining a five-year business plan and life cycle plans for our individual products. The Strategic Advisory Committee is comprised of Dr. Weiser (Chairman), Dr. Clemens, Dr. Stoll and Mr. Rueckert.

The charters for the Audit and Risk Management Committee, Compensation Committee, Nominating and Governance Committee and Strategic Advisory Committee, which have been adopted by our Board of Directors, contain detailed descriptions of the committees’ duties and responsibilities and are available in the Investors—Corporate Governance section of our website at www.chelseatherapeutics.com.

In addition to the meetings held by the above-referenced Board committees, the independent non-employee members of our Board of Directors regularly meet in executive session without our Chief Executive Officer or any executive officers present to evaluate the performance of management and other appropriate matters.

Information Regarding Board and Committee Meetings

During 2013, our Board of Directors held 37 meetings and also conducted business by written consent, the Audit and Risk Management Committee held four meetings, the Compensation Committee held two meetings and also conducted business by written consent, the Nominating and Governance Committee held no meetings but conducted business by written consent, and the Strategic Advisory Committee held no meetings. No director attended fewer than 75% of the aggregate of all meetings of our Board and the committees on which he served during 2013. We do not have a formal written policy with respect to Board members’ attendance at our annual meetings of stockholders.

Selection of Nominees for the Board of Directors

The Nominating and Governance Committee of our Board of Directors has the responsibility for establishing the criteria for recommending which directors should stand for re-election to our Board and the selection of new directors to serve on our Board. The Nominating and Governance Committee has not formulated any specific minimum qualifications for director candidates, but has determined certain desirable characteristics including strength of character, mature judgment, career specialization, relevant technical skills and independence. In addition, the Nominating and Governance Committee believes that a director’s profile should complement the other directors’ areas of expertise. While the Nominating and Governance Committee does not have a specific written policy with regard to the consideration of diversity in identifying director nominees, it does consider diversity of expertise and experience to be an additional desirable characteristic in potential nominees.

The Nominating and Governance Committee’s methods for identifying candidates for election to our Board include the solicitation of ideas for possible candidates from a number of sources, including from members of our Board, our executives, individuals personally known to the members of our Board and through other research. The Nominating and Governance Committee may also, from time to time, retain for a fee one or more third-party search firms to identify suitable candidates.

Our bylaws permit any stockholder of record to nominate directors. Stockholders wishing to nominate a director must deliver written notice of the nomination not more than 75 and not less than 45 days before the anniversary of the first mailing of proxy solicitation materials for the prior year’s meeting; provided, however, that if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the first anniversary of the date of the prior year’s meeting, notice by the stockholder must be delivered not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 10th day following the day on which public announcement of the date of such meeting is first made. The notice shall be in writing by registered mail, return receipt requested, to our Corporate Secretary at our principal executive offices, setting forth the director or directors the stockholder intends to nominate for election at the stockholders’ meeting. Any such notice shall set forth the following: (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for elections of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (b) the name and address, as they appear on our books, of the nominating stockholder; (c) the class and number of our shares that are beneficially owned by such stockholder; (d) a representation that the stockholder is a holder of record of our stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business; and (e) any material interest of the nominating stockholder with respect to the director nominee. In the absence of such notice meeting the above requirements, a stockholder shall not be entitled to nominate any director for election.

Codes of Business Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics for our employees. Our Board has also adopted a separate code of ethics that applies to our Board and executive officers. We will provide copies of our codes of business conduct and ethics without charge upon request. To obtain a copy, please send your written request to Chelsea Therapeutics International, Ltd., 3530 Toringdon Way, Suite 200, Charlotte, NC 28277, Attn: Vice President, Administration. Our codes of business conduct and ethics are also available in the Investors—Corporate Governance section of our website at www.chelseatherapeutics.com.

Risk Oversight

Our Board is responsible for our company’s risk oversight and has delegated that role to the Audit and Risk Management Committee. In fulfilling that role, the Committee focuses on our general risk management strategy, the most significant risks facing our company, and ensures that appropriate risk mitigation strategies are implemented by management. The Audit and Risk Management Committee regularly reports to the full Board as appropriate on its efforts at risk oversight, and will report any matter that rises to the level of a material or enterprise level risk. The Compensation Committee oversees risks related to our compensation and benefit plans and policies to ensure sound pay practices that do not cause risks to arise that are reasonably likely to have a material adverse effect on our company.

Equity Ownership Requirement

We do not require our directors or our executive officers to own shares of our common stock. Instead, a significant amount of our director compensation is in the form of annual grants of stock options. In addition, our executive officers are eligible to receive annual long-term incentive compensation in the form of stock options, upon the meeting of individual and corporate goals. These executive officer options can comprise a significant amount of an executive officer’s total compensation over the course of his employment with us. We believe that these compensation practices provide sufficient incentive to our directors and executive officers to drive our company’s performance to increase our stock value over time, and that this aligns their interests with those of our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by regulations under the Exchange Act to furnish us with copies of all forms they file under Section 16(a).

Based solely on our review of the copies of forms we have received, we believe that during the fiscal year ended December 31, 2013 all of our officers, directors and stockholders described above complied with all Section 16(a) requirements.

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
William Rueckert
Roger Stoll
Michael Weiser

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee serves or in the past has served as a member of another entity’s board of directors or compensation committee, which entity has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Discussion and Analysis

Compensation Objectives

We refer to our Chief Executive Officer, our Chief Financial Officer, and our other most highly compensated executive officers identified in the base salary table below as our “named executive officers.” For all named executive officers, compensation is intended to be performance-based. Our Compensation Committee believes that compensation paid to executive officers should be closely aligned with our performance on both a short-term and long-term basis to create value for stockholders, and that such compensation should assist us in attracting and retaining key executives critical to our long-term success.

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

Results of 2013 Say-on-Pay Vote

Our stockholders approved by a significant majority of votes cast at our 2013 annual meeting of stockholders the non-binding advisory proposal on our executive compensation for fiscal 2012. As a result of this approval, the Compensation Committee continued to apply the same principles and philosophy it has used in previous years in determining our executive compensation.

Determination of Compensation Awards

The Compensation Committee has the primary authority to determine and recommend to our Board of Directors the compensation awards available to our named executive officers. To aid the Compensation Committee in making its determination, our CEO typically provides recommendations annually to the Compensation Committee regarding the compensation of all named executive officers other than himself. Each named executive officer, in turn, participates in an annual performance review for goals and objectives with the CEO and the Compensation Committee to provide input about their contributions to our business for the period being assessed. Named executive officers do not participate in salary or stock option discussions. The Compensation Committee, subject to board approval, has the authority to determine the compensation of the CEO. The performance of each of our named executive officers is reviewed annually by the Compensation Committee.

The Compensation Committee has the authority pursuant to its charter to retain the services of third-party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies. Pursuant to this authority, during 2013, the Compensation Committee continued to utilize information obtained in 2012 from an independent third party compensation consultant, Pearl Meyer & Partners, that assisted in the development and maintenance of a list of comparable companies and to conduct a review of our compensation practices. The focus of the review was to provide context for compensation decisions for 2013 and beyond, especially to assist in the process of assessing what changes might be appropriate as related to our focus on seeking approval for Northera™ (droxidopa) and exploring strategic options. In light of the decision not to adjust executive officers’ base salaries or stock option awards in 2013, the Compensation Committee did not engage a compensation consultant to update the compensation review performed in 2012; however, Pearl Meyer & Partners was engaged to review and advise the Compensation Committee with respect to the adoption of the Company’s Retention Plan and Severance Plan, discussed below. The Compensation Committee expects to continue to use such outside advisors as appropriate to help ensure fair and appropriate pay practices as our strategic situation unfolds. The Compensation Committee has assessed the independence of Pearl Meyer & Partners and concluded that no conflict of interest exists that would prevent Pearl Meyer & Partners from independently representing the Compensation Committee.

The Compensation Committee has not delegated any of its functions to others in determining executive and/or director compensation and, other than as described above, has not engaged any other consultants with respect to executive and/or director compensation matters.

Compensation Benchmarking and Peer Group

We conduct benchmark reviews of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our named executive officers. In addition, our Compensation Committee has historically taken into account:

•	input from other independent members of our Board of Directors;

•	since 2011, the information and advice provided by our third-party compensation consultant in setting compensation policies;

•	survey information on compensation in our industry, which we purchase as appropriate; and

•	publicly available data relating to the compensation practices and policies of other companies within and outside our industry.

The Compensation Committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable, publicly-held companies. To that end, we benchmark our aggregate executive compensation against the median compensation paid by several biopharmaceutical companies that are similarly situated to us with respect to size, product pipeline and development activities. Prior to 2011, we assembled this group of comparable companies on our own and selected companies against which to measure our compensation practices in an informal manner and did not establish a definitive group of peer companies against which we measured ourselves. The companies we selected at any time depended on the data that was available to us, publicly or otherwise, at the time we reviewed our compensation practices. In 2011, our independent compensation consultant, with the input of the Compensation Committee, developed a peer group of comparable companies, which group was updated in 2012. The peer group included the following companies:

Alnylam Pharmaceuticals Inc.	Dynavax Technologies Corp.	Micromet Inc.
Array Biopharma Inc.	Idenix Pharmaceuticals Inc.	Rigel Pharmaceuticals
Avanir Pharmaceuticals Inc.	Keryx Biopharmaceuticals Inc.	Synta Pharmaceuticals Corp.
BioCryst Pharmaceuticals Inc.	Lexicon Pharmaceuticals Inc.	Targacept Inc.
Celldex Therapeutics Inc.

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

Risk Management and Mitigation

In reviewing our executive compensation structure in 2013, the Compensation Committee also considered how the Company’s compensation policies may affect the Company’s risk profile and whether compensation policies and practices may encourage risk-taking by employees. More specifically, the Compensation Committee considered the general design philosophy of the Company’s policies for employees whose conduct would be most affected by incentives established by compensation policies. In considering these issues, the Compensation Committee concluded that the use of performance-based bonuses and long-term equity awards did not appear to create undue risks for the Company or encourage excessive risk-taking behavior on the part of named executive officers.

With respect to bonus awards, the amount of an individual’s award depends principally (exclusively, in the case of our Chief Executive Officer) on overall Company performance, which reduces the incentive for an individual to take undue risks in an effort to increase the amount of his or her bonus award for a particular year. The Company’s performance goals are generally reviewed and approved by the Compensation Committee at the beginning of each fiscal year and are considered to be generally of the nature that would not encourage or reward excessive risk taking.

With respect to equity awards, these awards typically vest over four years, meaning that long-term value creation, rather than short-term gain, presents the best opportunity for employees to profit from these awards. On March 18, 2011, our Board adopted a recoupment policy that requires any executive officer to repay or return cash bonuses and/or equity awards in the event: (i) we issue a material restatement of our financial statements and where the restatement was caused by the employee’s intentional misconduct; (ii) the executive officer was found to be in violation of non-compete provisions of any plan or agreement; or (iii) the executive officer has committed ethical or criminal violations.

Elements of Compensation

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry, which for 2012 was based on the peer group developed by our independent compensation consultant. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Based upon the annual reviews of our named executive officers during 2014, the Compensation Committee determined generally to increase 2013 base salaries into 2014:

Elements of Compensation - Base Salary

		Salary Adjustment
Name	2013 Salary ($)	($)	(%)	2014 Salary ($)

Joseph G. Oliveto (1)	$300,000	50,000	16.7%	350,000

J. Nick Riehle	$229,000	10,300	4.5%	239,300

L. Arthur Hewitt	$270,800	12,200	4.5%	283,000

William D. Schwieterman	$346,500	15,600	4.5%	362,100

Michael J. Roberts	$213,500	9,600	4.5%	223,100

(1)The reported amount for Mr. Oliveto's 2014 base salary reflects his being named President and Chief Executive Officer effective January 22, 2014. Prior to that date, Mr. Oliveto served as the Interim President and Chief Executive Officer from July 10, 2012, at an annual base salary of $300,000 and, prior to that, served as Vice President, Operations and earned an annual base salary of $240,800.

Performance-Based Compensation

We have a well-documented and structured annual incentive bonus program to reward named executive officers, as well as other employees, based on our performance and the individual’s contribution to that performance. Pursuant to our annual incentive bonus program, named executive officers are eligible for bonuses to be paid annually in cash, typically early in our first quarter based on the prior year’s performance. The criteria used to determine the bonus for the CEO is based wholly on corporate goals recommended by the Compensation Committee and approved by the Board of Directors. The criteria used to determine the bonus amounts for our other named executive officers includes the corporate goals as well as individual goals recommended by the Compensation Committee, with the input of the CEO, and are approved the Board of Directors. The Compensation Committee believes that the payment of the annual incentive bonus in cash provides incentives necessary to retain and motivate our named executive officers and reward them for short-term company performance.

The corporate and individual goals recommended by the Compensation Committee and approved by the Board for evaluating our performance and the performance of our named executive officers generally include several strategic and financial indicators which the Compensation Committee and the Board consider to be fair drivers of stockholder value creation.

While using general criteria to evaluate performance, we do rely on formulaic determination of the annual bonus amounts. Under the annual incentive bonus program, in 2013, our Interim CEO and the remaining named executive officers were eligible to earn a cash bonus targeted at 20% of their respective base salaries. Based upon our performance and the performance of the individual named executive officers, each named executive officer can earn up to 150% of the specified target bonus if all corporate and individual goals are exceeded beyond the highest specified threshold. If none of the corporate or individual goals are achieved at the minimum threshold, the named executive officer would not be eligible to receive any bonus under our annual incentive bonus program. The goals are reviewed periodically during the course of the year to evaluate their ongoing relevance and the Compensation Committee retains discretion to increase or decrease bonuses based on individual or company-wide circumstances not addressed or contemplated at the time when the performance goals were established or subsequently reviewed.

While our compensation policies for 2013 and beyond remained fundamentally unchanged, due to the circumstances facing the Company, in April 2013, our Board of Directors approved both a retention plan and a severance plan for our key executives, including our named executive officers. Under the terms of the retention plan, our key executives would receive cash bonus awards upon the receipt of FDA approval of Northera as well as upon the sale of the Company. Neither of these events took place in 2013. Accordingly, none of our named executive officers received payments under the plans in 2013. Moreover, while the Compensation Committee recognized the management team’s strong performance in effecting the resubmission of the Northera NDA and managing the subsequent regulatory process, the Committee determined that the absence of FDA approval or other strategic developments made it inappropriate to grant any level of incentive bonus awards for 2013.

The approval of Northera in February 2014 did trigger bonus payments under the retention plan, which payments will be reflected in 2014 compensation. In addition, the retention plan remains in place with respect to a possible sale of the company. If such an event occurs and the corresponding awards are paid in 2014, our executive officers will not receive any additional incentive bonus awards in 2014. To the extent such an event does not occur during 2014, however, our named executive officers may be eligible for incentive bonus awards based on corporate and individual goals that have been established. Our goals for 2014, as established by the Board of Directors, address the timing of a Northera launch, elements of a publication plan in support of that launch and/or a strategic transaction and targets related to the start-up of our post-approval clinical program. For 2014, under the annual incentive bonus program and based upon such goals, our CEO is eligible to earn a cash bonus targeted at 45% of his base salary, while the remaining named executive officers are eligible to earn a cash bonus targeted at 20% of their respective base salaries. The remaining terms of the annual incentive bonus program described above remain unchanged for 2014.

Discretionary Long-Term Equity Incentive Awards

Our named executive officers and all of our employees are eligible to participate in our annual award of stock option grants. We believe that the issuance of stock options sets in place a process by which the officers and employees can reward their own performance by driving the value of our stock price over the long term.

Guidelines for the number of stock options granted to each named executive officer are determined using a procedure approved by the Compensation Committee based upon several factors, including such officer’s level of responsibility, performance and the value of the stock option at the time of grant. As a result, additional grants other than the annual award may be made following a significant change in job responsibility or in recognition of a significant achievement, as well as during periods in which there are significant changes in the circumstances of the Company. In addition, the Compensation Committee approves the awarding of an initial grant of stock options at the time of hire to attract talented executive officers.

Stock options granted under our stock plan generally have a four-year vesting schedule in order to provide an incentive for continued employment and generally expire ten years from the date of the grant. We grant options at or above the fair market value of the underlying stock on the date of grant.

We do not have any programs, plans or practices with respect to the timing of stock option grants in coordination with the release of material nonpublic information and the Compensation Committee generally grants all stock options at regularly-scheduled meetings or upon the commencement of employment of new employees. Likewise, we do not time the release of material nonpublic information for the purpose of affecting the value of equity or other compensation granted to our named executive officers. With respect to annual incentive stock option grants for our named executive officers, the Compensation Committee generally grants stock options at the first regularly-scheduled meeting of each fiscal year.

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

Other Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly-qualified personnel. Named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and short-term and long-term disability insurance, in each case generally on the same basis as other employees. We, at our sole cost, provide to each named executive officer, the named executive officer’s spouse and eligible children such health and dental insurance as we may from time to time make available to all employees. We also provide additional life and disability coverage for our named executive officers. The costs for such incremental benefits are included in the Summary Compensation Table and highlighted in Note 2 of the same table.

Recoupment Policy

As previously indicated, on March 18, 2011, our Board adopted a recoupment policy that requires any executive officer to repay or return cash bonuses and/or equity awards in the event: (i) we issue a material restatement of our financial statements and where the restatement was caused by the employee’s intentional misconduct; (ii) the executive officer was found to be in violation of non-compete provisions of any plan or agreement; or (iii) the executive officer has committed ethical or criminal violations.

Summary Compensation Table

The following table sets forth compensation paid by us for services rendered to us in all capacities for the fiscal years ended December 31, 2011, 2012 and 2013 to our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Joseph G. Oliveto	2013	300,000	-	109,308	-	16,347	425,655
(Interim President	2012	269,164	-	286,041	-	16,052	571,257
and Chief Executive Officer)	2011	232,704	25,000	252,297	39,675	15,186	564,862

L. Arthur Hewitt, Ph.D.	2013	270,800	-	36,436	-	21,787	329,023
(Vice President, Chief Scientific Officer)	2012	270,800	-	196,788	-	21,455	489,043
	2011	261,600	25,000	252,297	49,717	20,596	609,210

J. Nick Riehle	2013	229,000	-	36,436	-	16,791	282,227
(Vice President, Administration	2012	229,000	-	196,788	-	17,397	443,185
and Chief Financial Officer)	2011	221,304	-	252,297	37,732	16,885	528,218

William D. Schwieterman	2013	346,500	-	36,436	-	19,446	402,382
(Vice President, Chief Medical Officer)	2012	346,500	-	196,788	-	18,178	561,466
	2011	334,800	25,000	252,297	63,629	17,478	693,204

Michael J. Roberts	2013	213,500	-	36,436	-	11,617	261,553
(Vice President, Business Development)	2012	213,500	-	196,788	-	12,859	423,147
	2011	206,304	-	252,297	41,827	12,167	512,595

(1) The reported amounts represent the aggregate grant date fair value computed in accordance with ASC 718. All assumptions made regarding the valuation of equity awards can be referenced in Note 1 to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014.

(2) Other compensation includes our 401(k) program matching contributions, our group term and executive life programs and our group and executive disability insurance programs. The 401(k) related amounts reflects a 100% matching of employee contributions, up to 4% of total cash compensation, within limits set by the IRS for such programs.

Name and Principal Position	Year	401(k) Company Match ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Joseph G. Oliveto	2013	10,200	1,793	4,354
(Interim President and Chief Executive	2012	10,000	2,211	3,841
Officer)	2011	9,800	1,990	3,395

L. Arthur Hewitt, Ph.D.	2013	10,200	5,169	6,418
(Vice President and Chief Scientific	2012	10,000	5,367	6,088
Officer)	2011	9,800	5,347	5,449

J. Nick Riehle	2013	9,247	3,146	4,398
(Vice President, Administration	2012	10,000	3,314	4,083
and Chief Financial Officer)	2011	9,800	3,299	3,786

William D. Schwieterman	2013	10,200	3,266	5,980
(Vice President, Chief Medical	2012	9,348	3,164	5,666
Officer)	2011	9,800	2,752	4,926

Michael J. Roberts	2013	8,337	1,184	2,096
(Vice President, Business Development)	2012	9,827	1,260	1,772
	2011	9,521	1,131	1,515

Grants of Plan-Based Awards for Fiscal Year 2013

The following table sets forth information concerning all plan-based awards granted during the year ended December 31, 2013 to the named executive officers.

Grants of Plan Based Awards

Name	Grant Date		Threshold ($)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)	Maximum ($)	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Award ($/sh)	Stock Awards and Options Awards: Grant Date Fair Value ($)

Joseph G. Oliveto	04/16/13	(1)	-	300,000	-
	01/07/13					150,000	0.96	109,308

J. Nick Riehle	04/16/13	(1)	-	229,000	-
	01/07/13					50,000	0.96	36,436

L. Arthur Hewitt	04/16/13	(1)	-	270,800	-
	01/07/13					50,000	0.96	36,436

William D. Schwieterman	04/16/13	(1)	-	346,500	-
	01/07/13					50,000	0.96	36,436

Michael J. Roberts	04/16/13	(1)	-	213,500	-
	01/07/13					50,000	0.96	36,436

(1) - Represents the total possible bonus payable under the terms of the Company's Key Employee Retention Plan during the year ended December 31, 2013, as described below under "Employment Agreements and Potential Payouts upon Termination or Change in Control - Key Executive Retention Bonus Plan." As the plan provides for payment of these bonuses determined using base salary for each executive at the time the award is earned, the amount of the target bonus and any future payments are subject to adjustment when the base salaries are increased.

All options granted to named executive officers in 2013 were granted pursuant to compensation objectives as described above and issued under our 2004 Stock Plan. All options granted vest over a four-year period, beginning on the first anniversary after grant. Options have a term of ten years.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2013

The following table sets forth information concerning the number and value of unexercised options held by each named executive officer as of December 31, 2013. None of the named executive officers held restricted stock or other equity awards at December 31, 2013.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options
	Exercisable	Unexercisable	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards; Unearned Shares, Unit or Other Rights That Have Not Vested
Name	(#)	(#)	($)	Date (1)	(#)	($)(1)	(#)	($)

Joseph G. Oliveto	75,000	-	5.63	6/13/2018	n/a	n/a	n/a	n/a
	50,000	-	1.78	1/22/2019	n/a	n/a	n/a	n/a
	37,500	12,500	2.96	1/19/2020	n/a	n/a	n/a	n/a
	25,000	25,000	7.72	1/11/2021	n/a	n/a	n/a	n/a
	12,500	37,500	4.54	1/25/2022	n/a	n/a	n/a	n/a
	37,500	112,500	1.24	7/9/2022	n/a	n/a	n/a	n/a
	-	150,000	0.96	1/7/2023	n/a	n/a	n/a	n/a

J. Nick Riehle	68,923	-	2.62	1/10/2015	n/a	n/a	n/a	n/a
	50,000	-	3.26	1/19/2016	n/a	n/a	n/a	n/a
	50,000	-	5.68	2/6/2017	n/a	n/a	n/a	n/a
	50,000	-	6.50	1/24/2018	n/a	n/a	n/a	n/a
	50,000	-	1.78	1/22/2019	n/a	n/a	n/a	n/a
	37,500	12,500	2.96	1/19/2020	n/a	n/a	n/a	n/a
	25,000	25,000	7.72	1/11/2021	n/a	n/a	n/a	n/a
	12,500	37,500	4.54	1/25/2022	n/a	n/a	n/a	n/a
	12,500	37,500	1.24	7/9/2022	n/a	n/a	n/a	n/a
	-	50,000	0.96	1/7/2023	n/a	n/a	n/a	n/a

L. Arthur Hewitt	68,923	-	2.62	1/10/2015	n/a	n/a	n/a	n/a
	50,000	-	3.26	1/19/2016	n/a	n/a	n/a	n/a
	50,000	-	5.68	2/6/2017	n/a	n/a	n/a	n/a
	50,000	-	6.50	1.24/2018	n/a	n/a	n/a	n/a
	37,500	12,500	1.78	1/22/2019	n/a	n/a	n/a	n/a
	37,500	12,500	2.96	1/19/2020	n/a	n/a	n/a	n/a
	25,000	25,000	7.72	1/11/2021	n/a	n/a	n/a	n/a
	12,500	37,500	4.54	1/25/2022	n/a	n/a	n/a	n/a
	12,500	37,500	1.24	7/9/2022	n/a	n/a	n/a	n/a
	-	50,000	0.96	1/7/2023	n/a	n/a	n/a	n/a

William D. Schwieterman (2)	35,000	-	5.07	6/26/2018	n/a	n/a	n/a	n/a
	30,000	-	1.78	1/22/2019	n/a	n/a	n/a	n/a
	75,000	-	2.82	10/29/2019	n/a	n/a	n/a	n/a
	7,500	2,500	2.96	1/19/2020	n/a	n/a	n/a	n/a
	25,000	25,000	7.72	1/11/2021	n/a	n/a	n/a	n/a
	12,500	37,500	4.54	1/25/2022	n/a	n/a	n/a	n/a
	12,500	37,500	1.24	7/9/2022	n/a	n/a	n/a	n/a
	-	50,000	0.96	1/7/2023	n/a	n/a	n/a	n/a

Michael J. Roberts (3)	21,078	-	0.18	8/19/2014	n/a	n/a	n/a	n/a
	48,247	-	2.62	1/10/2015	n/a	n/a	n/a	n/a
	35,000	-	3.50	2/1/2016	n/a	n/a	n/a	n/a
	35,000	-	5.68	2/6/2017	n/a	n/a	n/a	n/a
	35,000	-	6.34	1/29/2018	n/a	n/a	n/a	n/a
	35,000	-	1.50	2/9/2019	n/a	n/a	n/a	n/a
	37,500	12,500	2.96	1/19/2020	n/a	n/a	n/a	n/a
	25,000	25,000	7.72	1/11/2021	n/a	n/a	n/a	n/a
	12,500	37,500	4.54	1/25/2022	n/a	n/a	n/a	n/a
	12,500	37,500	1.24	7/9/2022	n/a	n/a	n/a	n/a
	-	50,000	0.96	1/7/2023	n/a	n/a	n/a	n/a

(1) Each option was granted 10 years prior to the expiration date and vests in four equal annual installments after the date of grant.

(2) Options granted to Dr. Schwieterman that expire in June 2018 and January 2019 were made in his capacity as a member of the Board of Directors.

(3) All options granted to Dr. Roberts that expire prior to January 1, 2020 were made prior to his becoming an officer of the Company.

Option Exercises and Stock Vested for Fiscal Year 2013

None of our named executive officers exercised stock options during 2013, and none of our named executive officers held restricted stock, restricted stock units or similar securities during the year ended December 31, 2013.

Employment Agreements and Potential Payments upon Termination or Change in Control

Severance Agreement with Joseph Oliveto

We have entered into a Severance Agreement, dated as of October 16, 2012, with Mr. Joseph G. Oliveto, our Chief Executive Officer. Pursuant to the agreement, if Mr. Oliveto resigns without good reason or we terminate Mr. Oliveto’s employment upon his death, permanent disability, liquidation, dissolution or discontinuance of the business by Chelsea, or for cause (as such term is defined in the agreement), we must pay Mr. Oliveto all compensation and other benefits payable to him through his resignation or termination date. If Mr. Oliveto resigns for good reason or we terminate Mr. Oliveto’s employment on grounds other than those provided in the preceding sentence, we must pay Mr. Oliveto his base salary in effect as of his resignation or termination date for 12 months (or 18 months should such separation of service occur within one month prior to or six months following a change in control, as such term is defined in the agreement) and, in all such cases, Mr. Oliveto’s equity grants from Chelsea will become fully vested and remain exercisable for 12 months. Pursuant to the agreement, good reason exists when (a) we materially reduce Mr. Oliveto’s base salary, (b) Mr. Oliveto’s principal place of work is relocated by us by more than 50 miles, or (c) we makes a material diminution in Mr. Oliveto’s title or duties, except that, following our hire of a new Chief Executive Officer, good reason will not exist if Mr. Oliveto reports directly to the new Chief Executive Officer and his job responsibilities are no less than those he held prior to being named our interim Chief Executive Officer in July 2012. Mr. Oliveto must provide us 30 days’ written notice of his termination of employment and, if he is resigning for good reason, the notice must state the circumstances constituting good reason and Mr. Oliveto may only resign within 6 months after our 30-day period to cure such circumstances.

Key Executive Retention Bonus Plan

In April 2013, the Board of Directors established a retention bonus program (the “Retention Plan”) for our key executives, including Messrs. Oliveto, Hewitt, Riehle, Schwieterman and Roberts. The purpose of the retention bonus program is to retain certain highly qualified individuals through key strategic milestones. Under the terms of the program, Messrs. Oliveto, Hewitt, Riehle, Schwieterman and Roberts are eligible to receive a bonus opportunity equal to 100% of their base salary. The bonus award will be payable in cash upon the completion of each of the strategic milestones set forth in the Retention Plan, determined utilizing the base salary at the time such milestones should occur, as follows:

•	Fifty percent (50%) of the retention bonus will be payable upon the completion of a “Sales Event” (as defined in the Retention Plan) on or before December 31, 2014; and

•	Fifty percent (50%) of the retention bonus will be payable upon the Company’s receipt of approval of its new drug application for Northera (droxidopa) from the U.S. Food and Drug Administration (FDA).

Notwithstanding the foregoing, payment of each of the bonuses described above is conditioned upon an executive’s continued employment with the Company on the applicable date, unless the executive’s employment was terminated by the Company without “cause” (as defined in the Retention Plan) or by the executive for “good reason” (as defined in the Retention Plan).

In February 2014, payments were made under this program as a result of the approval of Northera by the FDA.

Key Executive Severance Plan

In April 2013, the Board of Directors established a severance program (the “Severance Plan”) for our key executives, including Messrs. Hewitt, Riehle, Schwieterman and Roberts. Mr. Oliveto will not be eligible for any benefits under the Severance Plan in light of his separate Severance Agreement with us, as described above. Under the terms of the program, Messrs. Hewitt, Riehle, Schwieterman and Roberts are eligible to receive severance benefits equal to the greater of (a) 12 months of base salary, or (b) two months of base salary plus one month of base salary for each full year of service with the Company) in the event that the executive’s employment is terminated by the Company without “cause” (as defined in the Severance Plan) or by the executive for “good reason” (as defined in the Severance Plan). Severance entitlements will be paid in regular payroll installments, provided the executive signs and does not revoke a required waiver and release of all claims arising out of the executive’s employment with the Company.

Director Compensation for Fiscal Year 2013

Director Compensation Philosophy

The general policy of our Board of Directors is that compensation for independent directors should be a mix of cash and equity-based compensation. The Compensation Committee evaluates the appropriate level and form of compensation for independent directors and recommends changes to the Board when appropriate. The Compensation Committee will make such compensation evaluations and recommendations annually. The Board reviews the Committee’s recommendations and then determines the amount of director compensation.

Fees Earned or Paid in Cash

In 2013 we made quarterly payments of the annual cash retainer due to each director and also made cash payments for Board and committee meetings. The base annual retainer for our non-employee Chairman of the Board of Directors is $35,000 and the base annual retainer for our other non-employee directors is $25,000. Additional annual retainers of $5,000 are paid to non-employee board members for each Board committee on which he serves in the capacity of chairman, with $2,500 to non-employee directors for each of the Board committees on which he serves in a capacity other than chairman. We also pay $1,500 and $1,000 to non-employee directors for each in-person attendance at Board of Directors and Board committee meetings, respectively, and $750 and $500 to non-employee directors for each participation in Board of Directors and Board committee meetings by telephone, respectively. Non-employee members of our Board of Directors were also entitled to receive $500 per hour for ad hoc consultancy, as approved in writing by our Chief Executive Officer or the Chairman of our Board of Directors except as otherwise negotiated.

In February 2014, upon receipt of FDA approval of Northera, each member of the Board was awarded a cash bonus equal to one-half of the total amount of cash compensation paid to such director in 2013. In addition, each member of the Board is eligible for a cash bonus equal to one-half of the total amount of cash compensation paid to such director in 2013 upon the occurrence of a Sales Event (as defined in the Retention Plan).

We also reimburse each member of our Board of Directors for out-of-pocket expenses incurred in connection with attending Board of Directors and Board committee meetings.

Equity Compensation

Our annual equity compensation for our non-employee directors in 2013 was as follows: (1) the non-employee Chairman of the Board of Directors receives an option to purchase 30,000 shares; (2) our other non-employee directors receive an option to purchase 25,000 shares; (3) the non-employee chairman of each of our Board committees receives an option to purchase 5,000 shares; and (4) each non-employee director receives an option to purchase 2,500 shares for each Board committee on which he serves in a capacity other than as the chairman. New directors receive an option to purchase 30,000 shares upon joining our Board. Each option vests in four equal annual installments from the date of grant.

In addition, because of the high amount of extra work by board members, on April 15, 2013 each member of the Board was awarded a stock option grant for 50,000 shares that will vest upon the occurrence of a Sale Event (as defined in the Retention Plan). These options expire on December 31, 2014 if a Sale Event does not occur by such date.

The following table shows 2013 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Kevan Clemans	72,500	76,235	148,735

Roger Stoll	72,500	76,235	148,735

Michael Weiser	83,750	88,988	172,738

William Rueckert	72,250	76,235	148,485

(1) Fees reflect amounts expensed in 2013 for fee payments made in 2013 or subsequently.

(2) The reported amounts represent the aggregate grant date fair value computed in accordance with ASC 718. All assumptions made regarding the valuation of equity awards can be referenced in Note 1 of our 2013 Annual Report on Form 10-K. For those awards subject to performance conditions, the total value at the grant date has been included but no aggregate compensation cost was recognized in 2013 and will not be recognized until those performance conditions are met.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 for all equity compensation plans then in effect:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by securitiy holders - 2004 Stock Plan	7,156,709	$3.52	1,260,626

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 29, 2014 by (1) those persons or groups known to beneficially own more than 5% of our common stock, (2) each of our executive officers and directors, and (3) all of our directors and executive officers as a group. Beneficial ownership of a security is determined in accordance with the rules and regulations of the SEC. Under these rules, a person is deemed to beneficially own a share of our common stock if that person has or shares voting power or investment power with respect to that share, or has the right to acquire beneficial ownership of that share within 60 days, including through the exercise of any option or other right or the conversion of any other security. Shares issuable under stock options are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership for the following table is based upon 78,697,126 shares of common stock outstanding as of April 29, 2014.

Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Unless otherwise indicated, the address for each listed stockholder is c/o Chelsea Therapeutics, Inc., 3530 Toringdon Way, Suite 200, Charlotte, North Carolina 28277.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Baker Bros. Advisors LP(1) c/o Baker Bros. Advisors LP 667 Madison Avenue, 21st Floor New York, NY 10065	5,794,753	7.4%

BlackRock, Inc.(2) 40 East 52nd Street New York, NY 10022	5,661,093	7.2%

Executive Officers and Directors
Michael Weiser (3)	667,730	*
J. Nick Riehle (4)	472,606	*
L. Arthur Hewitt (5)	465,106	*
Michael Roberts (6)	368,825	*
William Schwieterman (7)	368,092	*
Kevan Clemens (8)	302,710	*
Joseph G. Oliveto (9)	316,000	*
Roger Stoll (10)	190,000	*
William D. Rueckert (11)	170,000	*
Keith W. Schmidt(12)	0	-
All executive officers and directors as a group (10 people)(13)	3,321,069	4.2%

*	Indicates less than 1%

(1)	Based on information contained in a Schedule 13G filed with the SEC on February 14, 2014. According to the Schedule 13G, Baker Bros. Advisors L.P., Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker each have sole voting and dispositive power over 5,794,753 shares. Baker Bros. Advisors L.P. is an investment adviser and its ownership includes shares held by Baker Brothers Life Sciences, L.P., 667, L.P. and 14159 L.P., funds managed by Baker Bros. Advisors L.P.
(2)	Based on information contained in a Schedule 13G filed with the SEC on January 28, 2014. According to the Schedule 13G, BlackRock, Inc. has sole voting power over 5,549,376 shares and sole dispositive power over 5,661,093 shares. BlackRock, Inc. is a parent holding company whose ownership includes shares held by BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., and BlackRock Investment Management, LLC.
(3)	Includes 217,552 shares obtainable upon exercise of vested options.
(4)	Includes 406,423 shares obtainable upon exercise of vested options.
(5)	Includes 58,683 shares held by Dr. Hewitt’s wife and 406,423 shares obtainable upon exercise of vested options.
(6)	Includes 346,825 shares obtainable upon exercise of vested options.
(7)	Includes 237,500 shares obtainable upon exercise of vested options.
(8)	Includes 297,710 shares obtainable upon exercise of vested options.
(9)	Includes 312,500 shares obtainable upon exercise of vested options.
(10)	Includes 150,000 shares obtainable upon exercise of vested options.
(11)	Includes 15,000 shares held by trusts for Mr. Rueckert’s children and 120,000 shares obtainable upon exercise of vested options.
(12)	Mr. Schmidt owns stock options exercisable for up to 100,000 shares of common stock, which options vest in four equal annual installments beginning on January 28, 2015.
(13)	Includes the shares described in footnotes (4) through (11).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Transactions with Related Persons

Our Code of Business Conduct and Ethics governs potential conflicts of interests, including transactions with our employees, officers and directors and their affiliates. Our policy regarding transactions with affiliates is that they should be made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All transactions between us and our officers, directors, principal stockholders and their affiliates will be approved by our Audit Committee or a majority of the disinterested directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties. Since the beginning of the fiscal year ended December 31, 2013, there have been no transactions in which we were a participant where the amount involved exceeded $120,000 and one or more of our officers, directors, principal stockholders or their affiliates had a direct or indirect material interest.

Independence of Directors

Our Board of Directors is currently composed of five directors, Drs. Clemens, Stoll and Weiser and Mssrs. Rueckert and Oliveto, each of whom, with the exception of Mr. Oliveto, our Board has determined to be independent within the meaning of the Nasdaq Marketplace Rules. As part of such determination of independence, our Board has affirmatively determined that none of these four independent directors have or had, as applicable, any relationship with us that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors. Mr. Oliveto, who serves as our President and Chief Executive Officer and as a director, is the only member of management who serves as a director since his appointment to the Board on January 22, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit and Risk Management Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages the independent registered public accounting firm, the Audit and Risk Management Committee pre-approves the audit engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. Our Chief Financial Officer reports any material increases from the approved amounts to the Audit and Risk Management Committee. All other permitted non-audit services, other than activities relating to certain filings with the SEC during the year, are required to be pre-approved by the Audit and Risk Management Committee on an engagement-by-engagement basis. The Audit and Risk Management Committee may delegate its authority to pre-approve services to one or more of its members, whose activities are reported to the Audit and Risk Management Committee at each regularly scheduled meeting.

The following table summarizes the aggregate fees billed for professional services rendered to us by Ernst & Young in the fiscal years ended December 31, 2012 and 2013.

	2012	2013
	E&Y	E&Y
Audit Fees	$195,000.00	$220,000.00
Audit-related Fees	85,531.00	139,522.00
Tax Fees	-	-
All Other Fees	-	-
Total	$280,531.00	$359,522.00

Audit Fees

The aggregate fees billed to us by Ernst & Young in connection with the annual audit, for the reviews of our financial statements included in our quarterly reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings, were $195,000 and $220,000, respectively, for each of the years ended December 31, 2012 and 2013.

Audit-Related Fees

The aggregate fees billed to us by Ernst & Young for audit-related services for the years ended December 31, 2012 and 2013 were $85,531 and $139,522, respectively, and included fees for services related to our November 2013 equity financing and providing continuing updated comfort for our at-the-market equity sales program. Audit-related fees are for review and other services normally provided in connection with statutory and regulatory filings not included in audit fees above.

Tax Fees

Ernst & Young did not perform any tax services for us during the years ended December 31, 2012 or 2013.

All Other Fees

Other than those listed above, Ernst & Young did not perform any services for us during the years ended December 31, 2012 or 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements.

The financial statements set forth under Part II, Item 8 of the Original Filing are filed as a separate section of the Original 10-K. See pages F-1 through F-31 of the Original Filing.

The financial statement schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in the Original Filing.

(b)	Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation for Chelsea Therapeutics International, Ltd., as amended on June 1, 2010	10-Q	11/01/11	3.1
3.2	Certificate of Amendment to Certificate of Incorporation of Chelsea Therapeutics International, Ltd.	8-K	06/11/13	3.1
3.3	Amended and Restated Bylaws of Chelsea Therapeutics International, Ltd.	10-K	03/11/14	3.3
10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K	02/16/05	10.1
10.3	Chelsea Therapeutics International, Ltd. 2004 Stock Plan, as amended, and forms of Notice of Stock Option Grant and Stock Option Agreement, as amended January 25, 2012.	10-K	03/07/12	10.3
10.6	Employment Agreement between Chelsea Therapeutics International, Ltd. and	10-K	03/07/12	10.6
10.7*	Development and Commercialization Agreement dated as of May 5, 2006 between Active Biotech AB and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.8
10.8*	Exclusive License Agreement effective May 26, 2006 between Dainippon Sumitomo Pharma Co., Ltd. and Chelsea Therapeutics, Inc.	10-Q	08/14/06	10.9
10.9*	Finder’s Agreement dated May 26, 2006 between Paramount BioCapital, Inc. and Chelsea Therapeutics International, Ltd.	10-Q	08/14/06	10.10
10.14	Sales Agreement, dated July 2, 2010, between Chelsea Therapeutics, Ltd. and Cantor Fitzgerald & Co.	S-3	01/10/11	10.16
10.15	Amendment No. 1, dated July 26, 2011, to Sales Agreement, dated July 2, 2010, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	07/26/11	10.15

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.16	Amendment No. 2, dated December 28, 2011, to Sales Agreement, dated July 2, 2010, as amended July 26, 2011, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	12/29/11	10.16
10.17*	Manufacturing Services Agreement, dated November 7, 2011, between Chelsea Therapeutics, Inc. and Patheon Inc.	10-K	03/07/12	10.17
10.18	Severance and Release Agreement, dated as of July 9, 2012, between Chelsea Therapeutics International, Ltd. and	8-K	07/13/12	10.17
10.19	Severance Agreement, dates as of October 16, 2012, between Chelsea Therapeutics International, Ltd. And Joseph Oliveto	8-K	10/16/12	10.19
10.20	Amendment No. 3, dated November 26, 2012, to Sales Agreement, dated July 2, 2010, as amended July 26, 2011 and December 28, 2011, between Chelsea Therapeutics International, Ltd. and Cantor Fitzgerald & Co.	8-K	11/26/12	10.20
10.21	Chelsea Therapeutics International, Ltd. Executive Severance Plan	8-K	4/19/13	10.1
10.22	Chelsea Therapeutics International, Ltd. Executive Retention Bonus Plan	8-K	4/19/13	10.2
21.1	Subsidiaries of Chelsea Therapeutics International, Ltd.	10-K	03/12/07	21.1
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	03/11/14	23.1
23.2	Consent of Independent Registered Public Accounting Firm.	10-K	03/11/14	23.2
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	03/11/14	32.1
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	03/11/14	32.2
101	Financials submitted in XBRL format.	10-K	03/11/14	101

* The registrant received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2014.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD.

By:	/s/ Joseph Oliveto
Joseph Oliveto President, Chief Executive Officer and Director

