Form 10-Q
period 2014-03-31
Chelsea Therapeutics International, Ltd.
filed 2014-05-09
CIK 1333763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 8, 2014 there were 78,935,852 shares of registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,090,223	$45,323,062
Prepaid contract research and manufacturing	624,991	915,222
Other prepaid expenses and other current assets	618,777	219,660
Total current assets	38,333,991	46,457,944
Property and equipment, net	28,495	44,578
Intangible asset, net	1,500,000	-
	$39,862,486	$46,502,522

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,701,163	$1,363,485
Accrued compensation and related expenses	448,119	213,313
Accrued restructuring	40,162	270,419
Accrued contract research and manufacturing	204,040	372,239
Other accrued expenses	1,580,336	1,027,394
Total liabilities	3,973,820	3,246,850
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 78,457,126 and 78,433,916 shares issued and outstanding	7,846	7,843
Additional paid-in capital	275,432,123	274,725,472
Deficit accumulated during the development stage	(239,551,303)	(231,477,643)
Total stockholders' equity	35,888,666	43,255,672
	$39,862,486	$46,502,522

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			Period from
			April 3, 2002
	For the three months ended March 31,		(inception) to
	2014	2013	March 31, 2014

Operating expenses:
Research and development	$4,223,591	$1,956,966	$177,096,194
Sales and marketing	1,483,001	359,284	26,818,430
General and administrative	2,468,916	1,607,064	38,349,620
Restructuring	(98,049)	-	2,059,746
Total operating expenses	8,077,459	3,923,314	244,323,990

Operating loss	(8,077,459)	(3,923,314)	(244,323,990)
Interest income	3,799	6,095	5,031,035
Interest expense	-	-	(258,348)

Net loss	$(8,073,660)	$(3,917,219)	$(239,551,303)

Net loss per basic and diluted share of common stock	$(0.10)	$(0.06)

Weighted average number of basic and diluted common shares outstanding	78,438,816	67,075,779

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS' EQUITY

(unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stock-
	Common stock		paid-in	development	holders'
	Shares	Amount	capital	stage	equity
Balance at January 1, 2014	78,433,916	$7,843	$274,725,472	$(231,477,643)	$43,255,672

Stock-based compensation	-	-	706,060	-	706,060

Stock options exercised	23,210	3	591	-	594

Net loss	-	-	-	(8,073,660)	(8,073,660)

Balance at March 31, 2014	78,457,126	$7,846	$275,432,123	$(239,551,303)	$35,888,666

See accompanying notes to condensed consolidated financial statements.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			April 3, 2002
	For the three months ended March 31,		(inception) to
	2014	2013	March 31, 2014
Operating activities:
Net loss	$(8,073,660)	$(3,917,219)	$(239,551,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	706,060	625,874	13,371,996
Depreciation and amortization	16,083	29,909	675,373
Stock issued for license agreement	-	-	575,023
Non-cash interest expense	-	-	34,020
Loss (gain) on disposition of assets	-	-	22,951
Fair value of warrants for finder's agreement	-	-	433,750
Changes in operating assets and liabilities:
Prepaid contract research and manufacturing expenses, other prepaid expenses and other assets	(108,886)	(188,135)	(1,243,769)
Accounts payable, accrued contract research and manufacturing expenses and other accrued expenses	722,421	103,818	3,485,538
Accrued compensation and related expenses	234,806	173,257	505,225
Accrued restructuring	(230,257)	(193,013)	(16,944)
Net cash used in operating activities	(6,733,433)	(3,365,509)	(221,708,140)

Investing activities:
Acquisitions of property and equipment	-	-	(742,724)
Investment in intangible asset	(1,500,000)	-	(1,500,000)
Proceeds from sale of assets	-	-	15,907
Puchases of short-term investments	-	-	(115,143,906)
Redemptions and sales of short-term investments	-	-	115,143,906
Net cash used in investing activities	(1,500,000)	-	(2,226,817)

Financing activities:
Proceeds from borrowings from affiliate	-	-	1,745,000
Proceeds from exercise of stock options	594	-	229,529
Proceeds from exercise of common stock warrants	-	-	9,054,546
Recapitalization of the Company	-	-	(400,000)
Proceeds from sales of equity securities, net of issuance costs	-	-	250,317,683
Receipt of recovery of short-swing profits	-	-	73,797
Receipt of cash for stock subscription receivable	-	-	4,625
Net cash provided by financing activities	594	-	261,025,180

Net (decrease) increase in cash and cash equivalents	(8,232,839)	(3,365,509)	37,090,223
Cash and cash equivalents, beginning of period	45,323,062	28,424,631	-
Cash and cash equivalents, end of period	$37,090,223	$25,059,122	$37,090,223

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$224,328

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

AS OF MARCH 31, 2014

(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

The Company

Chelsea Therapeutics International, Ltd. (“Chelsea Ltd.” or the “Company”) is a development stage pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Specifically, the Company has been preparing for the commercial launch, in the United States, of Northera™ (droxidopa), a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure, dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. The Company also has an interest in evaluating other conditions and diseases in which it is hypothesized that norepinephrine may play a role and droxidopa could provide symptomatic benefit, including intradialytic hypotension, fibromyalgia and adult attention deficit hyperactivity disorder. The Company has also devoted resources to the development of pharmaceuticals for multiple autoimmune disorders, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and cancer.

On February 18, 2014, the United States Food and Drug Administration, or FDA, granted accelerated approval of Northera for the treatment of symptomatic Neurogenic OH. Northera is the first and only therapy approved by the FDA which demonstrates symptomatic benefit in patients with Neurogenic OH. The Company anticipates that Northera sales will begin in the second half of 2014, at the earliest, and that it will be made available in 100 mg, 200 mg and 300 mg doses. The Northera approval was granted under the FDA’s accelerated approval program, which allows for conditional approval of a medicine that fills a serious unmet medical need, provided additional confirmatory studies are conducted. To this end, a large, multi-center, placebo-controlled, randomized withdrawal study, which includes a 4-week randomized withdrawal phase preceded by a three month open label run-in phase, designed with the goal of definitively establishing the durability of the clinical benefits of Northera, has been preliminarily agreed to with the FDA. The FDA has also agreed that a period of seven years to complete the study is acceptable, given the size of the study and orphan treatment population.

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

Since inception, the Company has focused primarily on organizing and staffing, negotiating in-licensing agreements with partners, acquiring, developing and securing its proprietary technology, participating in regulatory discussions with the FDA, the European Medicines Agency, or EMA, and other regulatory agencies, undertaking preclinical trials and clinical trials of product candidates and raising capital. In addition, during late 2011 and early 2012, the Company conducted activities in preparation for the planned commercial launch of Northera but, upon receipt of the complete response letter, or CRL, from the FDA in March 2012, brought such activities to a close. In February 2014, upon the approval of Northera in the United States, the Company re-initiated such activities to support the commercial launch of Northera that is currently estimated to occur, at the earliest, in the second half of 2014. The Company is a development stage company and has generated no revenue since inception.

The Company has sustained operating losses since its inception and expects that such losses could continue for the foreseeable future. On May 7, 2014, the Company entered into an Agreement and Plan of Merger with H. Lundbeck A/S, a Danish corporation and Charlie Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Lundbeck (see Note 9) and, if this transaction, or any alternate strategic transaction, is completed successfully, the Company would not anticipate that capital resources in excess of those available at March 31, 2014 would be needed during 2014, if ever, recognizing that, depending on the success of any potential transaction, its operations as an independent entity might cease. If the Company is unable to successfully complete a strategic transaction, additional sources of capital would need to be evaluated to pursue an independent launch of Northera. If the Company is unable to obtain additional sources of capital, the launch of Northera would need to be delayed or reduced in scope in order to extend its capital resources into early 2015.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Regardless of the successful completion of a potential strategic arrangement, the approval of Northera requires significant incremental spending in 2014 including a milestone payment that was made upon approval to the Company’s partner Dainippon Sumitomo Pharma Co., Ltd., or DSP, commencement of the post-approval confirmatory study as required by the FDA and, potentially, building adequate infrastructure to support regulatory compliance requirements. In addition, the Company purchased additional active pharmaceutical ingredient in April 2014 and, subsequently, has begun the manufacture of an initial commercial supply of Northera.

Additional sources of capital might include equity issuances, debt arrangements or strategic arrangements of a collaborative nature. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, delay or scale back certain activities including its commercialization program, or limit or cease operations in which event its business, financial condition and results of operations would be materially harmed.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its operating subsidiary, which are collectively referred to as the “Company”. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 11, 2014 and available on the website (www.sec.gov) of the United States Securities and Exchange Commission, or the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Basis of Consolidation

The accompanying financial statements present, on a condensed consolidated basis, the financial position and results of operations of Chelsea Ltd. and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Significant estimates and assumptions are required related to the estimated costs and estimated percentages of completion of research and development activities and commercialization activities that are outsourced to third-party contractors, the valuation of assets and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made and actual results may differ significantly from such estimates.

Research and Development

Research and development activities have primarily focused on the clinical development of the Company's drug candidates and regulatory activities directed at obtaining approval of Northera in Neurogenic OH. Research and development expenses are recognized as they are incurred and consist primarily of:

•	salaries and related expenses for personnel, including stock-based compensation;

•	fees paid to third party contract research organizations, or CROs, in conjunction with conduct and independent monitoring of preclinical activities and clinical trials, including pass-through fees;

•	costs related to the purchase of drug substance, formulation activities, the production and distribution of clinical trial materials and process validation activities;

•	costs related to medical affairs activities;

•	costs related to upfront and milestone payments under in-licensing agreements prior to obtaining approval;

•	costs related to clinical and other non-commercial compliance with regulatory requirements in the U.S., EU and other foreign jurisdictions, and;

•	consulting fees paid to third parties.

Those research and development expenditures incurred under contracts with CRO’s are expensed based upon the most recent estimate of costs needed to complete such activities. The Company often contracts with CROs to facilitate, coordinate and perform agreed upon research and development activities.  Expense recognition is based upon estimated percentage of completion at the financial statement date applied against estimated amounts to complete the project. Estimates are calculated, maintained and presented to the Company by CROs and are then subjected to rigorous periodic internal review and analysis to ensure reasonableness of the estimates. Such review includes difficult, subjective and complex judgments, particularly in instances of studying orphan drug candidates where prior clinical activity is limited, providing little or no historical cost information. Given the highly variable nature of the costs involved in the completion of a clinical or pre-clinical trial, fluctuations in costs estimates can occur at any time during the trial or at its conclusion based on a number of factors including, but not limited to, the rate at which investigator sites are identified, site locations (US versus International), the timing of site activations, the rate at which patients are enrolled into a trial, changes to the number of sites and/or patients that are targeted for the trial, the timelines for trial completion and changes in scope of the actions to be taken by the contractor.

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

These contracts generally include pass through fees.  Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees.  Because these fees are incurred at various times during the contract term and they are used throughout the contract term, the Company records a monthly expense allocation to recognize the fees during the contract period.  Fees incurred to set up the clinical trial are expensed during the setup period. Estimating the costs of pass-through expenses for a contracted research and development program can be difficult and complex. Judgments used in the development of these estimates include the input of the CRO, the costs of previous clinical trials, estimates of patient recruitment rates, estimates of drop-out rates and estimates of site identification and activation rates. Estimates of investigator payments, lab costs, database development and management and adverse event reporting are based on parameters such as number of office visits, laboratory requirements, screening failure rates, location of the investigator site and the patient related factors discussed above. Historically, the Company has experienced fluctuations in the estimates of these costs and has implemented rigorous review processes to ensure reliability of estimates. Fluctuations that have occurred previously have been in the range of +/- 5% of total program costs and the Company would anticipate that similar fluctuations could occur in the future. Depending on the size of the trial, the estimated costs to complete and the volume of overall research and development activities during any given period, such fluctuations could be material to the results of operations and financial position.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs. Costs related to the acquisition of such technology rights that are incurred upon or after approval will be capitalized as contractual intangible assets and amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows.

NOTE 2	FAIR VALUE MEASUREMENTS

In determining fair value, the Company utilizes techniques that optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. At March 31, 2014, assets measured at fair value on a recurring basis consisted of cash and cash equivalents of approximately $37.1 million. Based on the short-term liquid nature of these assets, the fair value, determined using level 1 inputs, is equivalent to the recorded book value.

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

During the three months ended March 31, 2014 and 2013, the Company granted stock options to employees and non-employee directors as follows:

	For the three months ended March 31,
	2014	2013
Options granted during period	952,500	785,500
Weighted average exercise price	$4.71	$0.93
Weighted average grant date fair value	$3.76	$0.71

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

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

The fair value of each option award made to employees and directors during the three months ended March 31, 2014 and 2013 was estimated on the date of grant using the Black-Scholes closed-form option valuation model utilizing the following assumptions. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company estimated the expected life of the options granted based on anticipated exercises in future periods. The expected dividends reflect the Company’s current and expected future policy for no payment of dividends on its common stock. The Company relies exclusively on the trading and price history of the Company’s stock in order to determine the expected volatility. The Company plans to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for its common stock becomes available. In January 2013, the Company reviewed its estimated forfeiture rate, based upon the adjusted staffing levels resulting from attrition in late 2012 and early 2013 and, effective at that date, modified its estimated forfeiture rate to 10%. In the first quarter of 2014, the Company again reviewed its estimated forfeiture rate based upon the approval of Northera by the FDA, and effective for the quarter ended March 31, 2014, assumed that it would experience no forfeitures or that the rate of forfeiture would be immaterial to the recognition of compensation expense for those options outstanding. Due to the limited amount of historical data available to the Company, particularly with respect to employee exercise patterns and forfeitures, actual results could differ from the Company’s assumptions. The table below summarizes the assumptions utilized in estimating the fair value of the stock options granted during the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Weighted average risk-free interest rate	1.70%	0.81%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
Weighted average expected volatility	112.18%	103.78%

Options granted to employees and non-employee directors during the three months ended March 31, 2014 and 2013 vest as to 25% of the shares on each of the first, second, third and fourth anniversary of the vesting commencement date. Options granted to non-employee directors on April 15, 2013 are exercisable and vest only upon a change in control of the Company, as described above. Following the vesting periods, options are exercisable by employees until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. Following the vesting periods, options are exercisable by non-employee directors until the earlier of 180 days after they cease to be a member of the Board of Directors or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions and at the discretion of the Board of Directors. As of January 2012, options that are forfeited or cancelled are not returned to the option pool and are, accordingly, no longer eligible for grant under the Plan.

The table below summarizes the compensation expense recorded by the Company for the three months ended March 31, 2014 and 2013 in conjunction with option grants made to employees and non-employee directors:

	For the three months ended March 31,
	2014	2013
Stock-based compensation expense recorded during period	$706,060	$625,874
Total unrecognized compensation expense remaining	$5,829,320	$4,038,554
Remaining average recognition period (in years)	2.4	2.4

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

The table below summarizes options outstanding, options vested and aggregate intrinsic value as of March 31, 2014:

As of
March 31, 2014
Options outstanding under the plan:
Total options outstanding	8,085,999
Weighted average remaining contractual life (in years)	6.03
Weighted average exercise price per share	$3.67
Total options outstanding and vested	5,179,999
Total in-the-money options outstanding	6,231,499
Aggregate intrinsic value of in-the-money options outstanding	$16,988,783
Total in-the-money options outstanding and vested	3,574,249
Aggregate intrinsic value of in-the-money options outstanding and vested	$9,889,650

The aggregate intrinsic value is calculated as the difference between the exercise prices of the underlying awards and the quoted closing price of the common stock of the Company as of March 31, 2014 and only include those awards that have an exercise price below the quoted closing price, or in-the-money options.

During the three months ended March 31, 2014, options for the purchase of 23,210 shares were exercised at an exercise price of approximately $0.03 per share and had an aggregate intrinsic value at the date of exercise of $120,562. During the three months ended March 31, 2013, no options were exercised. During the three months ended March 31, 2014, no vested or unvested options were forfeited by former employees. During the three months ended March 31, 2013, unvested options for 30,000 shares were forfeited by an employee that resigned during the period and vested options of former employees for 10,000 shares expired unexercised.

Note 4	LOSS per share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at March 31, 2014 and 2013 upon exercise or conversion that were not included in the computation of net loss per share totaled 8,085,999 and 8,071,570 shares, respectively.

Note 5	COMMON STOCK WARRANTS

No warrants were exercised during the three months ended March 31, 2014 and 2013 nor did any warrants remain outstanding as of March 31, 2014.

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

AS OF MARCH 31, 2014

(Unaudited)

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

Note 6	SALES OF COMMON STOCK

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

In November 2012, the Company filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of its common stock up to a value of $20,000,000. These shares were offered pursuant to the Company’s 2012 shelf registration statement. During the year ended December 31, 2013, 3,609,595 shares of common stock were sold under this program at an average sales price of approximately $3.02 per share, generating gross proceeds of approximately $10.9 million. In conjunction with this program, the Company paid commissions and other offering-related expenses of approximately $0.5 million, resulting in net proceeds of approximately $10.4 million. In November 2013, the Company elected to terminate this program.

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

Note 7	commitments and contingencies

License Agreements

Commercial Products

In May 2006, the Company entered into an agreement with DSP for an exclusive, sub-licensable license and rights to certain intellectual property and proprietary information (the “DSP Agreement”) relating to L-threo-3,4-dihydroxyphenylserine (“L-DOPS” or “droxidopa”) including, but not limited to all information, formulations, materials, data, drawings, sketches, designs, testing and test results, records and regulatory documentation. Pursuant to the DSP Agreement, DSP reserved rights to market droxidopa in Japan, Korea, China and Taiwan that precludes the Company’s commercialization of droxidopa in those markets. As consideration for these rights, the Company paid DSP $100,000 and issued 63,131 shares of its common stock, with a value of approximately $4.35 per share, or $274,621. As additional consideration, the Company agreed to pay DSP and/or its designees (1) royalties on the sales should any compound be approved for commercial sale, and (2) milestone payments, payable upon achievement of milestones as defined in the DSP Agreement. The potential royalty payment under the license agreement is a mid-single-digit percentage of net sales of the commercialized products licensed under the DSP Agreement. All obligations of the Company to pay royalties under the DSP Agreement expire (i) with respect to North America, which is defined to include the United States, Canada and Mexico, eight years after the First Commercial Sale, as defined in the DSP Agreement, in the United States, and (ii) with respect to the remainder of the territory, eleven years after the First Commercial Sale in either the United Kingdom, France, Italy, Germany or Spain. Based on the terms of the DSP agreement, the granting of orphan drug designation for droxidopa triggered a milestone payment in February 2007 to DSP of $250,000. In February 2008, the Company made a milestone payment under the DSP Agreement of $500,000 related to patient dosing in a Phase III study. In December 2011, the Company made a milestone payment under the DSP Agreement of $750,000 related to submission of an NDA to the FDA. In February 2014, the Company made a milestone payment under the DSP agreement of $1.5 million upon approval of Northera by the FDA and capitalized that amount as an intangible asset. The Company plans to amortize this intangible asset, on a straight-line basis, into the cost of revenues during the period from market launch of Northera in the United States until the expiration of orphan drug market exclusivity, or February 2021, as this is as the period over which the asset is expected to contribute directly or indirectly to future cash flows.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

There is a remaining potential future milestone payment as of March 31, 2014, subject to the Company’s right to terminate the DSP Agreement, totaling $1.0 million related to the achievement of a certain sales volume. The DSP Agreement has no fixed term and upon expiration of the relevant royalty term, all of the licenses and rights granted to the Company in the applicable territory under the DSP Agreement shall become irrevocable, perpetual, fully-paid, and royalty-free. Prior to that, the DSP Agreement provides for termination (i) upon material breach by either party if such breach remains uncured for a period of sixty days from the date the breaching party was notified of such breach, (ii) for bankruptcy by either party upon thirty days written notice and (iii) for convenience by the Company upon sixty days written notice. The Company and DSP also initiated, and the Company agreed to fund, activities focused on modifying the manufacturing capabilities of DSP in order to expand capacity and comply with regulations and requirements of the FDA. Final expenses for this work were recognized in the second quarter of 2012 resulting in the Company recording cumulative expense of approximately $3.1 million.

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

Products in Development

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

AS OF MARCH 31, 2014

(Unaudited)

Contract Research and Manufacturing Purchase Obligations

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development and manufacturing activities. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. The Company currently intends to continue its research and manufacturing activities for contracts existing as of March 31, 2014.

In November 2011, the Company contracted with a third party for the manufacture of commercial quantities of Northera, prior to the date of marketing approval and might perform similar activities for other of its product candidates in the future. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. Until final approval to market any of the Company’s product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

In addition, in October 2011, the Company committed to the purchase of active pharmaceutical ingredient from the manufacturer, to be used in the production of commercial inventory of Northera. A small initial shipment of this material was delivered in the first quarter of 2012. In April 2014, the Company completed the purchase of the remaining material under this agreement, despite having received a written waiver releasing the Company from that purchase obligation in October 2012. (See Note 9). No such costs were incurred in 2013.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of the Company’s common stock from November 3, 2008 through March 28, 2012. On November 16, 2012, the Company and the other defendants moved to dismiss the complaint. On October 10, 2013, the court granted the motion to dismiss with prejudice and entered judgment in favor of the defendants. Plaintiff filed a notice of appeal and briefing on the appeal has been completed. The Company and its officers intend to vigorously defend against any appeal but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of the Company’s board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to the development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina ruled upon the motion to dismiss that the Company and its officers filed in November 2012 in response to the consolidated complaint in the class action. Following the dismissal of the class action and the filing of the notice of appeal, plaintiff sought to proceed with the case and the parties entered into a scheduling stipulation, subsequently approved by the Court, for the briefing of defendants’ motions to stay the action or dismiss the complaint. The motion to stay was filed on February 14, 2014 and the motion to dismiss was filed February 28, 2014.

Retention Bonus Plans

In April 2013, at the direction of its Board of Directors, the Company implemented an Executive Retention Bonus Plan and an Employee Retention Bonus Plan. Under their respective plans, executives and employees employed by the Company as of April 23, 2013, were eligible to receive a bonus payment should the Company obtain approval from the FDA to market Northera in the U.S. In addition, members of the Company’s Board of Directors were also eligible to receive a bonus payment upon FDA approval of Northera. As the approval was obtained in February 2014, the Company became obligated to make bonus payments of approximately $1.3 million in the aggregate to qualifying board members, executives and employees. Such amount was paid and recorded in the first quarter of 2014.

In addition, board members, executives and employees are eligible to receive a bonus payment should the Company enter into a transaction that results in (i) the sale, lease, exchange or other transfer of substantially all of the assets of the Company; (ii) any person not a shareholder on the date of grant becoming the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of the Company’s outstanding securities other than through a traditional financing transaction; or, (iii) a merger or consolidation to which the Company is a party occurring that results in the shareholders of the Company having beneficial ownership of less than 50% of the combined voting power of the surviving company’s outstanding securities immediately following such a transaction, collectively, a “sale event”. Should such a transaction occur, the Company would be obligated to make bonus payments of approximately $1.3 million in the aggregate to qualifying directors, executives and employees calculated based on headcount as of March 31, 2014. As these bonus payments are conditioned on an event that has yet to occur, no expense will be recorded by the Company unless and until the condition for payment has been met. In order to be qualify for payment of the bonus, the eligible directors, executives and employees must be engaged or employed by the Company on the date such condition for payment is met.

Incentive Bonus Plan

As a component of the cost savings initiative announced in June 2012 and further confirmed during the restructuring announced in July 2012, the Company had suspended its incentive bonus programs for 2012 and 2013. At January 1, 2014, this program has been reestablished and the Company has begun to accrue the targeted amounts for the year ended December 31, 2014. During the quarter ended March 31, 2014, the Company had accrued approximately $0.2 million under the program. If a sale event should occur, as defined above, no payments would be made under the 2014 Incentive Bonus Plan.

Other Contractual Obligations

As it had done during 2011 and early 2012, the Company plans to contract with various third parties to facilitate, coordinate and perform agreed upon commercialization support activities in anticipation of the commercial launch of Northera in the second half of 2014, at the earliest. Typically, these contracts will require the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. In the event that the Company prepays fees for future milestones, it would record the prepayment as a prepaid asset and amortize the asset into sales and marketing or medical affairs expense over the period of time the contracted services were to be performed. Most fees would be incurred throughout the contract period and would be expensed based on the percentage of completion at a particular report date.

Business activities to be performed under these contracts include, but are not limited to, contract sales staffing, sales force recruiting, sales operations support and planning, market research, marketing and advertising planning and development, medical information, employee training, regulatory compliance, safety, sales territory mapping, publication planning, messaging and website development, public relations and information technology support and planning. As of March 31, 2014, the Company had begun to work with selected vendors on scope and gap analyses to support the development of contractual agreements and had only executed a few contracts, primarily for consulting services related to commercialization planning and support.

CHELSEA THERAPEUTICS INTERNATIONAL, LTD. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

NOTE 8 RESTRUCTURING

In July 2012, the Company, at the direction of its Board of Directors, conducted a corporate restructuring under which the number of employees was significantly reduced, retaining only those employees necessary to continue the Company’s efforts to obtain marketing approval for Northera in the United States. This reduction in force primarily, but not exclusively, impacted those positions that had been filled in 2011 and 2012 to support the planned commercialization of Northera in the United States. In addition, the Company’s Chief Executive Officer, or CEO, and its Vice President of Sales and Marketing left the Company. The Company’s Vice President of Operations was appointed Interim President and CEO as the Board evaluated candidates for that position. At the Board level, the Chairman of the Board stepped down, but remains a director, while another existing director assumed the role of Chairman. The former CEO and two other directors also resigned from the Board.

As a component of the former CEO’s departure, the Company accelerated the vesting of all unvested options that had been previously granted to its former CEO and extended the period in which those options could be exercised from 90 days from the date of termination of July 10, 2012, to two years from that date. For the directors that resigned from the Board, the Company accelerated the vesting of all unvested options that had been previously granted and extended the period in which those options can be exercised from 180 days from the date of separation of July 9, 2012, to one year from that date. During that period, those former directors exercised options for the purchase of 100,210 shares while options for the purchase of 335,000 shares remained unexercised and expired.

In March 2014, the Company was notified by the former CEO that he had been offered and had accepted another full-time position and that such employment would begin on April 1, 2014. Per the terms of his severance agreement, the Company is entitled to a dollar for dollar offset from the severance pay of any amounts earned by the former CEO in his new employment. The Company adjusted the remaining restructuring reserve related to the former CEO’s severance accordingly.

During 2012, the Company established a reserve related to the costs of the restructuring totaling approximately $2.5 million. As of March 31, 2014, the Company had made cash payments of approximately $2.2 million related to this reserve and had made other non-cash adjustments of approximately $0.2 million. The activity associated with the reserve established by the Company for restructuring charges associated with these actions as of March 31, 2014 was as follows:

	Restructuring			Adjustments,	Restructuring
	Liabilities as of			Non-cash items	Liabilities as of
	December 31,	Charges to the	Cash	and Changes	March 31,
	2013	Reserve	Payments	to Estimates	2014
Employee related costs:
Severance, salary continuation and related costs	$270,419	$-	$(132,208)	$(98,049)	$40,162
Other costs	-	-	-	-	-
Totals	$270,419	$-	$(132,208)	$(98,049)	$40,162

NOTE 9 SUBSEQUENT EVENTS

Agreement and Plan of Merger

On May 7, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with H. Lundbeck A/S, a Danish corporation (“Parent”) and Charlie Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Acquisition Sub”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent will cause Acquisition Sub to commence a tender offer (as it may be amended from time to time, the “Offer”) to purchase any and all of the outstanding shares of the Company’s common stock, $0.0001 par value per share (the “Shares”), for a purchase price consisting of (i) $6.44 per Share in cash, without interest (the “Cash Consideration”), and (ii) one contingent value right of Parent per Share (a “CVR” and, together with the Cash Consideration, the “Merger Consideration”), which represents a contractual right to receive up to $1.50 per CVR upon the achievement of certain sales milestones, in each case subject to any required withholding of taxes.

The obligation of Acquisition Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) Shares have been validly tendered and not validly withdrawn that represent a majority of the Fully Diluted Shares (as defined in the Merger Agreement) as of the expiration of the Offer, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of governmental orders and litigation (A) challenging or seeking to prohibit the Offer or the Merger (as defined below) or (B) that, if successful, would reasonably be expected to result in a prohibition or limitation on Parent’s ownership and use of Northera, (iv) there not having occurred any change, circumstance, event or occurrence that has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement), and (v) other customary conditions. The consummation of the Offer is not subject to any financing condition.

Following the successful completion of the Offer and subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company, with the Company surviving as an indirectly wholly owned subsidiary of Parent (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. At the effective time of the Merger (the “Effective Time”), each issued and outstanding Share (other than Shares owned by the Company, Parent, Acquisition Sub, any direct or indirect subsidiary of the Company, Parent or Acquisition Sub or by stockholders of the Company who have validly exercised their statutory rights of appraisal under the DGCL) will be converted into the right to receive the Merger Consideration.

To the extent not exercised prior to the Effective Time, then at the Effective Time, each Company stock option (“Company Option”) shall be deemed to be cancelled, with each former holder of any such cancelled Company Option with an exercise price less than the Cash Consideration becoming entitled to receive, at the Effective Time or as soon as practicable thereafter (i) an amount in cash, without interest, equal to (a) the excess of the Cash Consideration over the exercise price per Share subject to such Company Option multiplied by (b) the total number of Shares subject to such Company Option and (ii) one CVR for each Share subject to such Company Option. The amount payable shall be zero with respect to a Company Option that has an exercise price that is equal to or exceeds the Cash Consideration and such Company Option shall be cancelled and terminated without any payment being made in respect thereof (whether in the form of cash or a CVR).

The Merger Agreement includes representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Merger Agreement and the Effective Time, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. The Company has also agreed (i) not to solicit or initiate discussions with any third party regarding acquisition proposals and (ii) to certain restrictions on its ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of the board of directors of the Company.

The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited superior proposal, the Company will be required to pay an $18,550,000 fee (the “Termination Fee”), less the amount of Parent expenses previously reimbursed by the Company pursuant to the Merger Agreement. A superior proposal is a bona fide written inquiry, offer or proposal pursuant to which a third party would acquire more than 50% of the voting power of the Company on terms that the Board of Directors of the Company determines in its good faith judgment (after consultation with its outside financial advisors and outside legal counsel) to be more favorable to the Company’s stockholders from a financial point of view than the terms of the Offer and the Merger and is reasonably capable of being completed on the terms proposed taking into account all terms and conditions of the proposal and all relevant circumstances. Any such termination of the Merger Agreement by the Company is subject to certain conditions, including the Company’s compliance with certain procedures set forth in the Merger Agreement and a determination by the board of directors of the Company that the failure to terminate the Merger Agreement would reasonably be expected to be inconsistent with its fiduciary duties to stockholders under applicable law, payment of the Termination Fee by the Company and the substantially concurrent execution of a definitive agreement by the Company with such third party. Additionally, upon a termination of the Merger Agreement under certain circumstances, the Company will be required to reimburse Parent for reasonably documented expenses incurred in connection with the transaction in amount up to $2,650,000.

Contingent Value Rights Agreement

Prior to the closing of the Offer, Parent and a rights agent to be selected by Parent and reasonably acceptable to the Company will enter into a Contingent Value Rights Agreement (“CVR Agreement”) governing the terms of the CVRs. Each holder shall be entitled to one CVR for (i) each Share outstanding that Acquisition Sub accepts for payment from such holder pursuant to the Offer, (ii) each outstanding Share owned by or issued to such holder as of immediately prior to the Effective Time and converted into the right to receive the Merger Consideration pursuant to the Merger Agreement, and (iii) each Share underlying a Company Option with an exercise price less than the Cash Consideration that is then outstanding and unexercised, immediately prior to the Effective Time. The CVRs will not be transferable, will not be certificated or evidenced by any instrument and will not be registered or listed for trading.

Pursuant to the terms and subject to the conditions of the CVR Agreement, the holder of a CVR will have a right to receive contingent cash payments from Parent based upon net sales of Northera during the period commencing on January 1, 2015 through December 31, 2017 (each of the below, a “Milestone Payment”), as follows:

•	Holders of CVRs will be entitled to receive a payment of up to $0.50 per CVR based on the amount, if any, by which worldwide net sales of Northera (excluding Japan, Korea, China and Taiwan) exceed $100,000,000 during the period commencing January 1, 2015 to and including December 31, 2015.

•	Holders of the CVRs will be entitled to receive a payment of up to $0.50 per CVR based on the amount, if any, by which worldwide net sales of Northera (excluding Japan, Korea, China and Taiwan) exceed $200,000,000 during the period commencing January 1, 2016 to and including December 31, 2016.

•	Holders of the CVRs will be entitled to receive a payment for each CVR of up to $0.50 based on the amount, if any, by which worldwide net sales of Northera (excluding Japan, Korea, China and Taiwan) exceed $300,000,000 during the period commencing January 1, 2017 to and including December 31, 2017.

Exercise of Stock Options

Subsequent to March 31, 2014, the former CEO of the Company exercised options for the purchase of 478,726 shares of the common stock of the Company at an exercise price of approximately $2.62 per share and an aggregate intrinsic value as of the dates of exercise of approximately $1.3 million.

Purchase of Commercial Inventory

The Company had previously been released from its obligation to purchase active pharmaceutical ingredient under an October 2011 purchase commitment. In April 2014, given that the material remained available for purchase, the Company completed the purchase of 2.4 metric tons of active pharmaceutical ingredient from the manufacturer to be used in the production of commercial inventory in preparation for the market launch of Northera in the United States. Given exchange rates at the date of purchase, the value of this raw material was approximately $4.6 million and such costs have been recorded as inventory.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement, including those set forth under “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a development stage pharmaceutical company that seeks to acquire, develop and commercialize innovative products for the treatment of a variety of human diseases. Our strategy is to develop pharmaceutical products that address important unmet medical needs or offer improved alternatives to current methods of treatment. We are now focused on commercialization efforts for Northera™ (droxidopa), a novel therapeutic agent for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. Northera was granted accelerated approval for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in February 2014, with a commitment for an additional confirmatory study. While we expect to continue our efforts to commercialize Northera on a standalone basis during the Offer and the Merger, described below under “Recent Development”, the diversion of management’s attention and the expenditure of our resources in connection with the Offer and the Merger might delay the planned commercialization of Northera should the Offer and the Merger not be successfully completed.

We also have a portfolio of metabolically inert antifolates that we have studied as a potential treatment of rheumatoid arthritis and that might also be suitable for the treatment of multiple other autoimmune disorders including psoriasis, Crohn’s disease, uveitis, ankylosing spondylitis, inflammatory bowel disease, cancer and other immunological disorders.

Northera is an orally-active synthetic precursor of norepinephrine being developed for the treatment of symptomatic Neurogenic OH. In Japan, Northera has been approved since 1989 and is marketed by Dainippon Sumitomo Pharma Co., Ltd., or DSP, for the treatment of frozen gait and dizziness on standing in PD, orthostatic hypotension, syncope and dizziness on standing in MSA (Shy-Drager Syndrome) and familial amyloid polyneuropathy and symptoms of orthostatic hypotension in hemodialytic patients. During 2007, the FDA granted orphan drug status to Northera for the treatment of symptomatic Neurogenic OH in patients with primary autonomic failure (PD, MSA and PAF), DBH deficiency and non-diabetic autonomic neuropathy and the European Medicines Agency, or EMA, granted orphan medicinal product designation for the treatment of patients with PAF and patients with MSA. In the U.S., orphan drug status provides seven years of marketing exclusivity from the date of approval and designation as a new chemical entity in the European Union provides for 10 years of marketing exclusivity.

On February 18, 2014, the FDA granted accelerated approval of Northera for the treatment of symptomatic Neurogenic OH. Northera is the first and only therapy approved by the FDA that demonstrates symptomatic benefit in patients with Neurogenic OH. We anticipate that Northera sales will begin in the second half of 2014, at the earliest, and that it will be made available in 100 mg, 200 mg and 300 mg doses. The Northera approval was granted under the FDA’s accelerated approval program, which allows for conditional approval of a medicine that fills a serious unmet medical need, provided additional confirmatory studies are conducted. To this end, a large, multi-center, placebo-controlled, randomized withdrawal study, which includes a 4-week randomized withdrawal phase preceded by a three month open label run-in phase, designed with the goal of definitively establishing the durability of the clinical benefits of Northera, has been preliminarily agreed to with the FDA. The FDA has also agreed that a period of seven years to complete the study is acceptable, given the size of the study and orphan treatment population. We had initiated a new clinical study of Northera in Neurogenic OH, currently designated as Study 401, in which patient enrollment began in the fourth quarter of 2013. Study 401 was initially designed to provide flexibility depending on the requirements of the FDA as a post-approval efficacy study. The study is a multi-center, placebo-controlled, randomized double-blind induction study. Given the updated guidance from the FDA for a withdrawal-designed post-approval confirmatory efficacy study, management will work with the FDA to evaluate each of the components of our clinical program for Northera.

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

Since inception, we have focused primarily on organizing and staffing our company, negotiating in-licensing agreements with our partners, acquiring, developing and securing our proprietary technology, participating in regulatory discussions with the FDA, the EMA and other regulatory agencies, raising capital and undertaking preclinical trials and clinical trials of our product candidates. In addition, during late 2011 and early 2012, prior to the date we received the March 2012 Complete Response Letter, or CRL, from the FDA, we had initiated activities to support the planned commercialization of Northera. In February 2014, upon the approval of Northera in the United States, we re-initiated such activities to support the commercial launch of Northera that is currently estimated to occur, at the earliest, in the second half of 2014. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until we begin selling Northera or any of our other pharmaceutical candidates, should they be approved by the appropriate regulatory agencies. Developing pharmaceutical products is a lengthy and expensive process. Currently, development and commercialization expenses are being funded with proceeds from equity financings and, to a much lesser extent, proceeds from the exercise of warrants and options. Absent the successful completion of the Offer and the Merger, we may require additional funding to successfully commercialize and launch Northera in the U.S. Such funding might be provided by securing a partnering arrangement for one or more of our product candidates that would also provide access to additional expertise in conducting these activities. Subject to the restrictions set forth in the Merger Agreement as discussed below under “Recent Development”, our Board of Directors continues to evaluate all available strategic alternatives, with the goal of maximizing shareholder value. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance their development and potential commercialization (See “Liquidity and Capital Resources”).

Recent Development

Agreement and Plan of Merger

On May 7, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with H. Lundbeck A/S, a Danish corporation (“Parent”) and Charlie Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Acquisition Sub”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent will cause Acquisition Sub to commence a tender offer (as it may be amended from time to time, the “Offer”) to purchase any and all of the outstanding shares of our common stock, $0.0001 par value per share (the “Shares”), for a purchase price consisting of (i) $6.44 per Share in cash, without interest (the “Cash Consideration”), and (ii) one contingent value right of Parent per Share (a “CVR” and, together with the Cash Consideration, the “Merger Consideration”), which represents a contractual right to receive up to $1.50 per CVR upon the achievement of certain sales milestones, in each case subject to any required withholding of taxes.

The obligation of Acquisition Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) Shares have been validly tendered and not validly withdrawn that represent a majority of the Fully Diluted Shares (as defined in the Merger Agreement) as of the expiration of the Offer, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of governmental orders and litigation (A) challenging or seeking to prohibit the Offer or the Merger (as defined below) or (B) that, if successful, would reasonably be expected to result in a prohibition or limitation on Parent’s ownership and use of Northera, (iv) there not having occurred any change, circumstance, event or occurrence that has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement), and (v) other customary conditions. The consummation of the Offer is not subject to any financing condition.

Following the successful completion of the Offer and subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company, with the Company surviving as an indirectly wholly owned subsidiary of Parent (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. At the effective time of the Merger (the “Effective Time”), each issued and outstanding Share (other than Shares owned by the Company, Parent, Acquisition Sub, any direct or indirect subsidiary of the Company, Parent or Acquisition Sub or by stockholders of the Company who have validly exercised their statutory rights of appraisal under the DGCL) will be converted into the right to receive the Merger Consideration.

To the extent not exercised prior to the Effective Time, then at the Effective Time, each of our stock options (“Company Option”) shall be deemed to be cancelled, with each former holder of any such cancelled Company Option with an exercise price less than the Cash Consideration becoming entitled to receive, at the Effective Time or as soon as practicable thereafter (i) an amount in cash, without interest, equal to (a) the excess of the Cash Consideration over the exercise price per Share subject to such Company Option multiplied by (b) the total number of Shares subject to such Company Option and (ii) one CVR for each Share subject to such Company Option. The amount payable shall be zero with respect to a Company Option that has an exercise price that is equal to or exceeds the Cash Consideration and such Company Option shall be cancelled and terminated without any payment being made in respect thereof (whether in the form of cash or a CVR).

The Merger Agreement includes representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Merger Agreement and the Effective Time, we have agreed to operate our business and the business of our subsidiaries in the ordinary course and have agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. We have also agreed (i) not to solicit or initiate discussions with any third party regarding acquisition proposals and (ii) to certain restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors.

The Merger Agreement also includes customary termination provisions for both us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us to accept and enter into a definitive agreement with respect to an unsolicited superior proposal, we will be required to pay an $18,550,000 fee (the “Termination Fee”), less the amount of Parent expenses previously reimbursed by us pursuant to the Merger Agreement. A superior proposal is a bona fide written inquiry, offer or proposal pursuant to which a third party would acquire more than 50% of the voting power of the Company on terms that our Board of Directors determines in its good faith judgment (after consultation with its outside financial advisors and outside legal counsel) to be more favorable to our stockholders from a financial point of view than the terms of the Offer and the Merger and is reasonably capable of being completed on the terms proposed taking into account all terms and conditions of the proposal and all relevant circumstances. Any such termination of the Merger Agreement by us is subject to certain conditions, including our compliance with certain procedures set forth in the Merger Agreement and a determination by our board of directors that the failure to terminate the Merger Agreement would reasonably be expected to be inconsistent with its fiduciary duties to stockholders under applicable law, our payment of the Termination Fee and our substantially concurrent execution of a definitive agreement with such third party. Additionally, upon a termination of the Merger Agreement under certain circumstances, we will be required to reimburse Parent for reasonably documented expenses incurred in connection with the transaction in amount up to $2,650,000.

Contingent Value Rights Agreement

Prior to the closing of the Offer, Parent and a rights agent to be selected by Parent and reasonably acceptable to us will enter into a Contingent Value Rights Agreement (“CVR Agreement”) governing the terms of the CVRs. Each holder shall be entitled to one CVR for (i) each Share outstanding that Acquisition Sub accepts for payment from such holder pursuant to the Offer, (ii) each outstanding Share owned by or issued to such holder as of immediately prior to the Effective Time and converted into the right to receive the Merger Consideration pursuant to the Merger Agreement, and (iii) each Share underlying a Company Option with an exercise price less than the Cash Consideration that is then outstanding and unexercised, immediately prior to the Effective Time. The CVRs will not be transferable, will not be certificated or evidenced by any instrument and will not be registered or listed for trading.

Pursuant to the terms and subject to the conditions of the CVR Agreement, the holder of a CVR will have a right to receive contingent cash payments from Parent based upon net sales of Northera during the period commencing on January 1, 2015 through December 31, 2017 (each of the below, a “Milestone Payment”), as follows:

•	Holders of CVRs will be entitled to receive a payment of up to $0.50 per CVR based on the amount, if any, by which worldwide net sales of Northera (excluding Japan, Korea, China and Taiwan) exceed $100,000,000 during the period commencing January 1, 2015 to and including December 31, 2015.

•	Holders of the CVRs will be entitled to receive a payment of up to $0.50 per CVR based on the amount, if any, by which worldwide net sales of Northera (excluding Japan, Korea, China and Taiwan) exceed $200,000,000 during the period commencing January 1, 2016 to and including December 31, 2016.

•	Holders of the CVRs will be entitled to receive a payment for each CVR of up to $0.50 based on the amount, if any, by which worldwide net sales of Northera (excluding Japan, Korea, China and Taiwan) exceed $300,000,000 during the period commencing January 1, 2017 to and including December 31, 2017

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed on March 11, 2014. The following accounting policies are critical in fully understanding and evaluating our reported financial results.

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

Significant estimates and assumptions are required related to the estimated costs and estimated percentages of completion of research and development activities and commercialization activities that are outsourced to third party contractors, the valuation of assets and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates.

Research and Development Expense. Those research and development expenditures incurred under contracts with third party contract research organizations, or CROs, are expensed based upon our most recent estimate of the costs to complete these activities. We often contract with CROs to facilitate, coordinate and perform agreed upon research and development activities.  Expense recognition is based upon estimated percentage of completion at the financial statement date applied against estimated amounts to complete the project. Estimates are calculated, maintained and presented by the CROs and are then subjected to rigorous periodic internal review and analysis to ensure reasonableness of the estimates. Such review includes difficult, subjective and complex judgments, particularly in instances of studying orphan drug candidates where prior clinical activity is limited, providing little or no historical cost information. Given the highly variable nature of the costs involved in the completion of a clinical or pre-clinical trial, fluctuations in costs estimates can occur at any time during the trial or at its conclusion based on a number of factors including, but not limited to, the rate at which investigator sites are identified, the site locations (US versus International), the timing of site activation, the rate at which patients are enrolled into a trial, changes to the number of sites and/or patients that are targeted for the trial, the timelines for trial completion and changes in scope of the actions to be taken by the contractor.

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

We had contracted with a third party to manufacture commercial quantities of Northera prior to the date we anticipated that Northera would receive final regulatory marketing approval in 2012 and might perform similar activities with other product candidates in the future. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the appropriate regulatory agencies on a timely basis, or ever. As such, until final approval to market any of our product candidates is received from the appropriate regulatory agencies, such costs are expensed to research and development.

Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs. Costs related to the acquisition of such technology rights that are incurred upon or after approval will be capitalized as contractual intangible assets and amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows.

Accounting for Stock-Based Compensation. We account for our stock options and warrants utilizing a fair value based method of accounting. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We the expected life of the options granted based on anticipated exercises in future periods. The expected dividends reflect our current and expected future policy for dividends on our common stock. We rely exclusively on the trading and price history of our stock in order to determine the expected volatility. We plan to continue to analyze the expected stock price volatility and expected term assumption at each grant date as more historical data for our common stock becomes available. In January 2013, we reviewed our estimated forfeiture rate, based upon the adjusted staffing levels resulting from attrition in late 2012 and early 2013 and, effective at that date, modified our estimated forfeiture rate to 10%. In the first quarter of 2014, we again reviewed our estimated forfeiture rate based upon the approval of Northera by the FDA, and effective for the quarter ended March 31, 2014, assumed that we would experience no forfeitures or that the rate of forfeiture would be immaterial to the recognition of compensation expense for those options outstanding. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from these assumptions.

Results of Operations

Three Months Ended March 31, 2014 and 2013

The table below sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations and other pertinent financial and operating data.

(in thousands, except percentages)

	For the three	For the three
	months ended	months ended	$
	March 31,	March 31,	Increase/	%
	2014	2013	(Decrease)	Change
Research and development expense	$4,224	$1,957	$2,267	116%
Sales and marketing expense	1,483	359	1,124	313%
General and administrative expense	2,469	1,607	862	54%
Restructuring	(98)	-	(98)	0%
Interest income	4	6	(2)	-33%

Research and development expenses. During the quarter ended March 31, 2014, we recorded costs related to Study 401. Specifically, direct clinical expenses for the first quarter of 2014 included approximately $1.6 million of costs for Study 401 and $0.3 million related to Northera NDA and activities related to the January 2014 meeting of the Cardiovascular and Renal Drug Advisory Committee, or CRDAC. We also incurred costs in the first quarter of 2014 related to ongoing medical affairs activities totaling approximately $0.9 million. During the first quarter of 2013, we incurred direct costs associated with our Phase III Neurogenic OH studies and Neurogenic OH extension studies of approximately $0.5 million. Also contributing to our expenses in both periods were compensation and related costs, including the payment, in February 2014, of cash bonuses to research and development executives and employees of approximately $0.7 million under our retention plans. As a percentage of operating expenses, research and development costs were 52% for 2014 and 50% for 2013.

From inception through March 31, 2014, cumulative research and development expenses related to our major research and development projects were approximately $177.1 million and are detailed as follows:

			Inception
(in thousands)	For the three months ended		through March 31,
	March 31, 2014	March 31, 2013	2014
Antifolates	$-	$-	$43,000
Droxidopa	4,200	2,000	131,600
I-3D	-	-	2,500
	$4,200	$2,000	$177,100

Droxidopa. From inception through March 31, 2014, we had spent approximately $131.6 million in research and development expenses on droxidopa. For 2014, research and development costs for the Northera Neurogenic OH core program include costs for Study 401; costs of activities to support the CRDAC meeting in January 2014; and costs related to drug supply and distribution. For 2013, research and development costs included our Phase III trial, Study 306B; our access and safety program, Study 304; our 300 mg bioequivalence study; regulatory activity to support our resubmission of the Northera NDA; and costs related to drug supply, manufacture and distribution. In February 2014, the FDA granted an accelerated approval of Northera for sale in the United States. While the FDA has a requirement for us to complete a confirmatory efficacy study, the design of that study has not been finalized. As such, we are currently evaluating the potential costs that might be incurred in 2014 related to this program.

Antifolates. From inception through March 31, 2014, we had spent approximately $43.0 million in research and development expenses on our portfolio of antifolates. In May 2012, we announced that results of our completed Phase II trial of CH-4051 in patients with rheumatoid arthritis showed that CH-4051 did not demonstrate superior efficacy to methotrexate in the dose range evaluated. While we believe that higher doses of CH-4051 might provide enhanced therapeutic benefit in rheumatoid arthritis and that CH-4051 could be developed for other anti-inflammatory and autoimmune indications, we determined that current resources would be better allocated toward the completion of our Northera development program in Neurogenic OH. Although we continue to evaluate potential out-licensing or other partnering opportunities for these compounds, we currently have no immediate spending plans related to the continued development of CH-4051.

I-3D Portfolio. From inception through March 31, 2014, we had spent approximately $2.5 million in research and development expenses on the I-3D portfolio of compounds. We have conducted compound discovery work on the portfolio to try and identify one or more lead compounds. All of the work completed to date was performed before 2008 and we do not expect to incur significant additional expenses for these compounds until we select a partner or obtain additional financing.

Sales and marketing expenses. Sales and marketing expenses increased substantially when comparing the first quarter of 2014 to the same period of 2013, primarily related to increased commercialization planning activities given the February 2014 approval of Northera. During the first quarter of 2014, we began initial spending to support the development and implementation of sales and marketing initiatives for Northera in anticipation of a commercial launch in the second half of 2014. We incurred costs of approximately $0.3 million for such activities that included planning for the advertising/branding program, development of sales training materials, costs of market research, public relations activities and exhibit booth design and construction. Further, costs incurred in 2014 included compensation and related expenses, including the payment of cash bonuses in February 2014 of approximately $0.1 million under our retention plans and the January 2014 hire of a Chief Commercial Officer as well as legal fees related to our intellectual property activities. Costs incurred in 2013 included compensation and related expenses for our continuing business development efforts and legal fees related to our intellectual property activities.

General and administrative expenses. During the first quarter of 2014, general and administrative expenses increased by approximately $0.9 million when compared to the same period of 2013. Contributing to this increase were increases in legal fees, including legal fees in conjunction with the Offer and the Merger, insurance costs and franchise taxes. In addition, compensation and related costs increased due to the payment of approximately $0.5 million for cash bonuses to members of the board of directors and administrative executives and employees during the period under our retention plans.

Restructuring expense. During the quarter ended March 31, 2014, we were notified that our former CEO had accepted full time employment elsewhere. Per the terms of his severance agreement, we were entitled to a dollar for dollar offset of severance payments for any compensation received under his new employment agreement.

Interest income and interest expense. At March 31, 2014, we had cash and cash equivalents of $37.1 million. Interest rates remain low in 2014 as there continues to be softness in the interest rate market for cash deposits in the United States.

Liquidity and Capital Resources

As of March 31, 2014, we had working capital of approximately $34.3 million including cash, cash equivalents and other current assets of approximately $38.3 million and current liabilities of approximately $4.0 million. We have financed our operations primarily through sales of our common stock and, to a lesser extent, through the issuance of our common stock pursuant to option or warrant exercises. Cash on hand results primarily from previous financing activities offset by funds utilized for operating and investing activities.

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

In November 2012, we filed the required documents and became eligible to use an at-the-market common equity sales program for the sale of shares of our common stock up to a value of $20,000,000. These shares were offered pursuant to our 2012 shelf registration statement. During the year ended December 31, 2013, we sold 3,609,595 shares of our common stock under this program at an average sales price of approximately $3.02 per share, generating gross proceeds of approximately $10.9 million. In conjunction with this program, we paid commissions and other offering-related expenses of approximately $0.5 million, resulting in net proceeds of approximately $10.4 million. In November 2013, we elected to terminate this program.

We invest our cash in a variety of financial instruments in order to preserve principal and liquidity while seeking reasonable returns. To limit market risk, investments are restricted to high quality instruments with relatively short maturities including, but not limited to, fully liquid interest-bearing money market accounts, money market funds and Treasury funds.

We have incurred negative cash flows from operations since inception. We have spent, and, absent the successful completion of the Offer and the Merger, expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned launch of Northera in the United States, additional product development efforts and our clinical trials. As of now, we will not enter into any new agreements until we discuss with Parent and gain a better understanding of the transition plans that will be established in conjunction with the Offer and the Merger. If the Offer and the Merger are successful, we believe that the capital resources available at March 31, 2014 are sufficient to fund operations into early 2015. If the Offer and the Merger are not completed and we are unable to successfully complete an alternate strategic transaction, we would need to evaluate additional sources of capital to pursue an independent launch of Northera.

Regardless of the successful completion of the Offer and the Merger, or any alternate strategic arrangement, the approval of Northera will require significant incremental spending in 2014 including commencement of the post-approval withdrawal study as required by the FDA and, absent the successful completion of the Offer and the Merger, building an adequate infrastructure to support commercial compliance requirements. In addition, in April 2014, we secured the appropriate materials to begin the manufacture of an adequate commercial supply of Northera. If we launch Northera in the absence of the Offer and the Merger, or any alternate a strategic arrangement, we believe that we might need to augment our capital resources available at March 31, 2014 with additional sources of capital. If we are unable to obtain additional sources of capital, we would be required to delay or reduce the scope of the launch of Northera in order to extend our capital resources into early 2015.

From inception through March 31, 2014 we had losses of $239.6 million. We had net losses of $8.1 million and $3.9 million for the quarters ended March 31, 2014 and 2013, respectively, and we anticipate losses at least through 2014 and into 2015 unless we should successfully negotiate a strategic agreement earlier that might include out-licensing, co-development or co-promotion of one or more of our drug candidates. Actual losses will depend on a number of considerations including:

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

Should we raise additional funds by selling shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be required to delay, reduce the scope of, or eliminate components of our development or commercialization programs or curtail operations. As a result, our business, financial condition and results of operations would be materially harmed.

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

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are and will be in short-term investments. Currently, the returns on such liquid, short-term investments are near historic lows. Accordingly, we estimate that any sensitivity experienced due to fluctuations of interest rates in the United States for such investments would have no material impact on our consolidated financial position or results of operations.

Item 4.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting.

Management has determined that, as of March 31, 2014, no changes in our internal control over financial reporting occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The complaints generally allege that, during differing class periods, all of the defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to our development of Northera for the treatment of symptomatic neurogenic OH and the likelihood of FDA approval. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Following consolidation of the three lawsuits and the appointment of a lead plaintiff, a consolidated complaint was filed on October 5, 2012, on behalf of purchasers of the Company’s common stock from November 3, 2008 through March 28, 2012. On November 16, 2012, we and the other defendants moved to dismiss the complaint. On October 10, 2013, the court granted the motion to dismiss with prejudice and entered judgment in favor of the defendants. Plaintiff filed a notice of appeal and briefing on the appeal has been completed. We intend to vigorously defend against any appeal but are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On May 2, 2012, a purported shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the members of our board of directors as of the date of the lawsuit.  The complaint generally alleges that, from at least June 2011 through February 2012, the defendants breached their fiduciary duties and otherwise caused harm to the Company in connection with various statements related to the development of Northera for the treatment of Neurogenic OH and the likelihood of FDA approval.  The complaint seeks unspecified damages, attorneys’ fees and other costs.  On June 25, 2012, the Court of Chancery entered an Order staying the action until the U.S. District Court for the Western District of North Carolina ruled upon the motion to dismiss that the Company and its officers filed in November 2012 in response to the consolidated complaint in the class action. Following the dismissal of the class action and the filing of the notice of appeal, plaintiff sought to proceed with the case and the parties entered into a scheduling stipulation, subsequently approved by the Court, for the briefing of defendants’ motions to stay the action or dismiss the complaint. The motion to stay was filed on February 14, 2014 and the motion to dismiss was filed February 28, 2014.

Item 1A.	Risk Factors

In addition to the other information included and incorporated by reference into this Quarterly Report on Form 10-Q, you should read and consider the risks below and the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Risks Related to the Offer and the Merger

The announcement and pendency of the acquisition of us by Lundbeck pursuant to the Offer and the Merger could have an adverse effect on our stock price or our business, operating results, prospects or financial condition.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•	third parties may determine to delay or defer decisions with regards to doing business with us or terminate and/or renegotiate their relationships with us as a result of the Offer and the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
•	the attention of our management may be directed toward the completion of the Offer and the Merger and related matters and may be diverted from the day-to-day business operations of our company, including from the commercialization of Northera on a standalone basis or other opportunities that might otherwise be beneficial to us; and
•	current and prospective employees may experience uncertainty regarding their future roles with us, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on commercializing our products.

Although we expect that management will continue our ongoing efforts to commercialize Northera on a standalone basis during the pendency of the Offer and the Merger, we cannot assure you that the diversion of management’s attention and expenditure of resources in connection with the Offer and the Merger will not result in delays in such commercialization.

Should they occur, any of these matters could adversely affect our stock price or harm our business, operating results, prospects or financial condition.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders. These interests include direct or indirect ownership of our common stock and stock options and the potential receipt of change in control payments in connection with the proposed Offer and Merger.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company. These provisions include the general prohibition on our soliciting, initiating or participating in discussions with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $18,550,000 to Lundbeck if the Merger Agreement is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value than the Offer and the Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

If the Offer and the Merger are completed, our stockholders will have limited participation in any future increase in our value.

Our stockholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the Offer and the Merger, beyond the value of any cash payments that may become payable under the CVRs in accordance with the terms of the CVR Agreement, including as a result of development or commercialization of our other drug candidates or sales of Northera in excess of those resulting in the maximum payment under the CVRs. If some or all of the foregoing occur, they could result, if we had remained independent, in future prices for our common stock in excess of the price to be paid in the Offer and the Merger.

Litigation may be filed against us and the members of our Board of Directors challenging the Offer and the Merger and any adverse outcome in any such litigation may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.

Historically, following the announcement of a proposed merger, securities class action litigation has often been brought against a company and its Board of Directors. Any adverse outcome in any such litigation may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.

Obtaining required approvals and satisfying the other conditions to the completion of the Offer and the Merger may delay or prevent completion of the proposed acquisition.

The completion of the Offer and the Merger are subject to a number of conditions, including (i) that Shares have been validly tendered and not validly withdrawn that represent a majority of the Fully Diluted Shares (as defined in the Merger Agreement) as of the expiration of the Offer, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of governmental orders and litigation (A) challenging or seeking to prohibit the Offer or the Merger (as defined below) or (B) that, if successful, would reasonably be expected to result in a prohibition or limitation on Parent’s ownership and use of Northera, (iv) there not having occurred any change, circumstance, event or occurrence that has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement), and (v) other customary conditions. We and Lundbeck intend to pursue all required approvals and satisfy all other conditions within our control in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained or that such other conditions will be satisfied and, even if all such approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals or satisfaction of such conditions or that they will satisfy the terms of the Merger Agreement.

Failure to complete the Offer and the Merger could negatively impact our stock price or our business, operating results, prospects or financial condition.

We cannot assure you that the Offer and the Merger will be completed. The Merger Agreement may be terminated by us and Lundbeck in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our Board of Directors determines constitutes a superior proposal upon payment of an $18,550,000 termination fee to Lundbeck. If the Offer and the Merger are not completed, we will be subject to several risks, including:

•	the current trading price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock;
•	certain of our executive officers, employees and/or directors may seek other opportunities;
•	we have incurred and expect to incur substantial transaction costs in connection with the Offer and the Merger whether or not the Offer and the Merger are completed; and
•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

If the Offer and the Merger are not completed, these risks may materialize and materially and adversely affect our stock price or our business, operating results, prospects or financial condition.

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of May 7, 2014, by and among Chelsea Therapeutics International, Ltd., H. Lundbeck A/S and Charlie Acquisition Corp.	8-K	5/8/2014	2.1
2.2	Form of Contingent Value Rights Agreement	8-K	5/8/2014	2.2
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials submitted in XBRL format				X

* The Company will furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chelsea Therapeutics International, Ltd.

Date: May 9, 2014	By:	/s/ J. Nick Riehle

J. Nick Riehle
Vice President, Administration and
Chief Financial Officer

